Form 10-Q
period 1995-01-31
FAIR GROUNDS CORP
filed 1995-05-16
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934



For Quarter Ended January 31, 1995                Commission File Number O-7607
                  ----------------                                       ------



                            FAIR GROUNDS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Louisiana                                    72-0361770
- -------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



  1751 Gentilly Blvd., New Orleans, LA                      70119
- -------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number including area code   (504) 944-5515
                                                    --------------



                                Not Applicable
- -------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)





Indicate by a check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

            x      Yes                     No
         -------                  -------




            469,940 Common Shares were outstanding as of May 1, 1995

                            FAIR GROUNDS CORPORATION

                                     INDEX


                                                                                                                         Page
                                                                                                                         ----
PART I.    FINANCIAL INFORMATION

                Item 1.  Financial Statements (Unaudited)

                Balance Sheets, January 31, 1995
                and October 31, 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     1

                Statements of Operations and
                Retained Earnings for the Three
                Months Ended January 31, 1995
                and 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     3

                Statements of Cash Flows
                for the Three Months Ended
                January 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     6

                Notes to Financial Statements,
                January 31, 1995    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     8

                Item 2.  Management's Discussion
                and Analysis of Financial
                Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . .                    15


PART II.   OTHER INFORMATION

                Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . .                    23


SIGNATURES                                                                                                                 24

                                     PART I
                             FINANCIAL INFORMATION

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                                                          (Unaudited)
                                                                          January 31              October 31
                                                                              1995                    1994
                                                                          -----------             -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                            $ 2,953,699             $ 8,039,310
     Accounts receivable                                                    1,388,514                 691,760
     Investment securities -
          available for sale                                                1,337,921               1,376,297
     Insurance proceeds receivable                                                -                   487,341
     Inventory                                                                 96,486                  73,858
     Deferred income taxes                                                     20,940                  20,940
     Refundable income taxes                                                  566,289                 566,289
     Prepaid expenses                                                         553,558                 360,387
                                                                          -----------             -----------
          Total Current Assets                                              6,917,407              11,616,182
                                                                          -----------             -----------

OTHER ASSETS                                                                   35,574                  34,574
                                                                          -----------             -----------

PROPERTY, PLANT AND EQUIPMENT
     Buildings and improvements                                            13,670,321              10,206,873
     Construction in progress                                               3,789,586               4,723,474
     Land improvements                                                      4,204,526               4,188,282
     Temporary facilities                                                   2,678,560               2,680,917
     Automotive equipment                                                     783,642                 783,642
     Machinery and equipment                                                  797,370                 680,562
     Furniture and fixtures                                                   163,140                 155,672
                                                                          -----------             -----------
          Total                                                            26,087,145              23,419,422

     Less:     accumulated depreciation
               and amortization                                            12,383,622              11,886,137
                                                                          -----------             -----------

     Depreciable property - net                                            13,703,523              11,533,285
     Land                                                                   3,286,281               3,286,281
                                                                          -----------             -----------

          Property - net                                                   16,989,804              14,819,566
                                                                          -----------             -----------

          TOTAL ASSETS                                                    $23,942,785             $26,470,322
                                                                          ===========             ===========





(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                                                          (Unaudited)
                                                                          January 31              October 31
                                                                              1995                    1994
                                                                          -----------             -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                    $ 1,000,000             $ 1,000,000
     Accounts payable                                                         741,658                 694,827
     Contracts payable                                                        309,514               1,654,820
     Accrued liabilities:
          Deferred purses                                                   3,489,090               5,500,485
          Property taxes                                                      235,083                 300,000
          Uncashed mutuel tickets                                             323,701                 284,388
          Other                                                               464,276                 247,009
     Deferred revenues                                                        641,303                  53,580
                                                                          -----------             -----------
          Total Current Liabilities                                         7,204,625               9,735,109
                                                                          -----------             -----------

NOTES PAYABLE                                                               1,000,000               1,000,000

DEFERRED INCOME TAXES                                                       4,199,886               4,199,886
                                                                          -----------             -----------

          Total Liabilities                                                12,404,511              14,934,995
                                                                          -----------             -----------

COMMITMENTS AND CONTINGENCIES                                                     -                       -
                                                                          -----------             -----------

STOCKHOLDERS' EQUITY
     Capital stock - no par value;
          authorized 600,000 shares,
          issued and outstanding
          469,940 shares                                                    1,525,092               1,525,092
     Additional paid-in-capital                                             1,942,350               1,942,350
     Retained earnings                                                      8,257,157               8,113,858
     Unrealized loss on investment
          securities - available for sale                                    (140,352)                    -
                                                                          -----------             -----------
          Total                                                            11,584,247              11,581,300

     Less:  treasury stock at cost,
             1,760 shares                                                     (45,973)                (45,973)
                                                                          -----------             -----------

          Total Stockholders' Equity                                       11,538,274              11,535,327
                                                                          -----------             -----------

          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                       $23,942,785             $26,470,322
                                                                          ===========             ===========

See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              For the Three Months Ended January 31, 1995 and 1994
                                  (Unaudited)

                                                                              1995                    1994
                                                                          48 Days of               36 Days of
                                                                          Live Racing             Live Racing
                                                                          -----------             -----------
REVENUES
     Pari-mutuel commissions                                              $ 4,643,798             $ 4,835,061
     Breakage                                                                  92,191                  85,090
     Uncashed mutuel tickets                                                   46,088                  78,038
                                                                          -----------             -----------
          Total                                                             4,782,077               4,998,189
                                                                          -----------             -----------

     Less: pari-mutuel tax                                                    638,796                 760,858
                                                                          -----------             -----------

     Commission income                                                      4,143,281               4,237,331
     Host track fees                                                        1,391,779                 849,098
                                                                          -----------             -----------
          Total Mutuel Income                                               5,535,060               5,086,429

     Concessions                                                              610,003                 632,558
     Admissions (net of taxes)                                                 68,773                 162,876
     Parking                                                                    7,210                  30,465
     Video poker                                                              290,766                 378,252
     Programs and forms                                                       410,255                 387,667
     Miscellaneous                                                            211,002                 108,130
                                                                          -----------             -----------
          Total Operating Revenues                                          7,133,069               6,786,377
                                                                          -----------             -----------

RACING EXPENSES
     Purses                                                                 1,969,408               2,028,909
     Salaries and related taxes
          and benefits                                                      1,594,579               1,731,339
     Contracts and services                                                   747,337                 485,919
     Host track fees                                                          190,665                 194,519
     Depreciation                                                             497,484                 368,269
     Cost of sales - concessions                                              286,676                 199,667
     Utilities                                                                126,973                 221,263
     Repairs and maintenance                                                  107,725                  99,648
     Program paper, forms and other
          supplies                                                            349,097                 295,506
     Advertising and promotion                                                225,311                 171,400
     Rent                                                                      62,700                  60,100
     Miscellaneous                                                            101,147                  72,523
                                                                          -----------             -----------
          Total Racing Expenses                                             6,259,102               5,929,062
                                                                          -----------             -----------



(Continued)

                           FAIR GROUNDS CORPORATION
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (CONTINUED)
             For the Three Months Ended January 31, 1995 and 1994
                                 (Unaudited)

                                                                             1995                     1994
                                                                          48 Days of               36 Days of
                                                                          Live Racing             Live Racing
                                                                          -----------             -----------
GENERAL AND ADMINISTRATIVE EXPENSES
     Salaries and related taxes
          and benefits                                                    $   338,571             $   342,066
     Insurance                                                                222,022                 213,979
     Property taxes                                                           (23,551)                106,129
     Legal, audit and director fees                                           276,579                 126,651
     Litigation judgment                                                     (188,109)                    -
     Office expenses                                                           96,048                  48,233
     Miscellaneous                                                            112,912                  37,843
                                                                          -----------             -----------
          Total General and
          Administrative Expenses                                             834,472                 874,901
                                                                          -----------             -----------

INCOME (LOSS) FROM OPERATIONS                                                  39,495                (17,586)

OTHER INCOME (EXPENSE)
     Interest expense                                                         (52,294)               (125,810)
     Interest income                                                           52,098                  14,281
     Equity in loss from unconsolidated
          investments in affiliates                                               -                   (11,873)
                                                                          -----------             -----------

INCOME (LOSS) BEFORE MINORITY
     INTEREST, EXTRAORDINARY ITEM,
     AND CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING FOR
     INVESTMENTS                                                               39,299                (140,988)

Minority interest in earnings of subsidiary                                       -                   (16,759)
                                                                          -----------             -----------

INCOME (LOSS) BEFORE EXTRAORDINARY
     ITEM AND CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING FOR
     INVESTMENTS                                                               39,299                (157,747)





(Continued)

                           FAIR GROUNDS CORPORATION
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (CONTINUED)
             For the Three Months Ended January 31, 1995 and 1994
                                  (Unaudited)

                                                                             1995                     1994
                                                                          48 Days of               36 Days of
                                                                          Live Racing             Live Racing
                                                                          -----------             -----------
Extraordinary item - insurance proceeds
     in excess of book value of assets
     destroyed by fire                                                            -                12,162,709
                                                                          -----------             -----------

Charge for Cumulative Effect of
     Change in Accounting for
     Investments                                                              104,000                     -


NET INCOME                                                                    143,299              12,004,962

RETAINED EARNINGS,
     BEGINNING OF PERIOD                                                    8,113,858                 399,929
                                                                          -----------             -----------

RETAINED EARNINGS, END OF PERIOD                                          $ 8,257,157             $12,404,891
                                                                          ===========             ===========

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                                       469,940                 469,940
                                                                          ===========             ===========


PER SHARE OF COMMON STOCK:

     Income (loss) before extraordinary
          item and cumulative effect of
          change in accounting for investments                            $     0.08              $    (0.34)

     Extraordinary item                                                          .-                    25.88

     Charge for cumulative effect of change
          in accounting for investments                                         0.22                     .-
                                                                          ----------              ----------

     Net Income                                                           $     0.30              $    25.54
                                                                          ==========              ==========





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
              For the Three Months Ended January 31, 1995 and 1994
                                  (Unaudited)


                                                                              1995                    1994
                                                                          -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                           $    39,299             $12,004,962
                                                                          -----------             -----------

     Adjustments to reconcile net income
          to net cash provided by (used for)
          operating activities:
          Extraordinary item - gain from
               fire                                                               -               (12,162,709)
          Depreciation                                                        497,484                 368,269
          Minority interest in earnings of
               subsidiary                                                         -                    16,759
          Equity in loss from unconsolidated
               investments in affiliates                                          -                    11,873
          Unrealized loss on marketable equity
               securities                                                       2,025                     -
          Change in assets and liabilities:
          (Increase) decrease in:
               Accounts receivable                                           (696,754)               (474,688)
               Accounts receivable - insurance
                    proceeds                                                  487,341                     -
               Inventory                                                      (22,628)                 49,902
               Prepaid expenses                                              (193,171)               (178,205)
               Restricted cash                                                    -                     7,505
               Other                                                              -                    (1,788)
          Increase (decrease) in:
               Accounts payable and
                    accrued liabilities                                    (1,106,812)              1,435,607
               Deferred revenues                                              (55,500)                (41,132)
               Deferred purses                                             (2,011,395)               (877,611)
                                                                          -----------             -----------

                    Total adjustments                                      (3,099,410)            (11,846,218)
                                                                          -----------             -----------

          Net cash provided by (used
               for) operating activities                                   (3,060,111)                158,744
                                                                          -----------             -----------





(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              For the Three Months Ended January 31, 1995 and 1994
                                  (Unaudited)


                                                                              1995                    1994
                                                                          -----------             -----------
CASH FLOWS FROM (USED FOR)
     INVESTING ACTIVITIES
          Capital expenditures                                             (2,667,723)             (2,358,914)
          Deposits                                                             (1,000)                    535
                                                                          -----------             -----------

          Net cash used for
               investing activities                                        (2,668,723)             (2,358,379)
                                                                          -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
          Advances from third party                                         1,000,000               1,000,000
          Repayments to third party                                          (356,777)               (111,000)
                                                                          ------------            ------------

          Net cash provided by
               financing activities                                           643,223                 889,000
                                                                          -----------             -----------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                      (5,085,611)             (1,310,635)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                    8,039,310               4,484,608
                                                                          -----------             -----------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                        $ 2,953,699             $ 3,173,973
                                                                          ===========             ===========


SUPPLEMENTAL DISCLOSURES:

     Interest paid                                                        $    52,294             $   125,810
                                                                          ===========             ===========

  Non-Cash Activity:

     Accrued insurance proceeds                                           $       -               $16,617,723
                                                                          ===========             ===========

     Net assets destroyed by fire                                         $       -               $ 4,455,014
                                                                          ===========             ===========





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Three Months Ended January 31, 1995 and 1994
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

In March 1994, the Company sold its interests in Intertrack Partners of Madison, Rapides, and Ouachita Parishes partnerships and FAST, Inc., including all obligations owed to the Company by such partnerships and FAST, Inc., to Delta Downs Racing Association. Prior to such date, the Company owned a majority partnership interest in Intertrack Partners of Madison Parish ("Madison") and accordingly, the Company's financial statements for the three months ended January 31, 1994 are presented on a consolidated basis with the financial statements of Madison. All significant intercompany accounts and transactions were eliminated in consolidation in that period.

NOTE 2 - EXTRAORDINARY ITEM - THE DECEMBER 17, 1993 FIRE

On December 17, 1993, a fire completely destroyed the grandstand area at the Fair Grounds Race Course. Included in that area was the grandstand with a seating capacity of approximately 10,000, the racing paddock, and substantially all of the administrative, racing operations and other offices of the Company. Also destroyed were numerous racing artifacts, computer, printer, and totalisator equipment, and the Company's financial, operating, personnel and other records. The clubhouse area, which seats approximately 2,500 persons was not destroyed, but sustained substantial water and smoke damage, which has rendered this facility useless. As a result of the fire, the Company and its tele-tracks were forced to cease operations for ten racing days until temporary facilities could be installed. Temporary facilities were installed at an aggregate cost of approximately $2.68 million. The Company reopened its tele-track facilities on December 29, 1993 and resumed live racing operations on January 5, 1994.

The net book value of assets destroyed in the fire was approximately $4.5 million. The Company believes that its property and casualty insurance policies provide coverage in the aggregate amount of approximately $34 million for buildings, contents, fixtures, equipment, items of personal property, loss of income from operations ("business interruption"), and loss of works of art. The Company submitted claims to its insurance carriers and to date has recovered an aggregate of $19,325,897. The Company has filed a civil action against certain of its insurance carriers to recover an additional approximate $14.8 million. (See Note 3 below as to fire related litigation.)

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Three Months Ended January 31, 1995 and 1994
                                  (Unaudited)


NOTE 2 - EXTRAORDINARY ITEM - THE DECEMBER 17, 1993 FIRE (CONTINUED)

As a result of the fire, the Company recorded in the quarter ended January 31, 1994 an extraordinary gain of $12.2 million, resulting from insurance proceeds in excess of the net book value of the assets destroyed by the fire.

At January 31, 1994, the Company owed, in the aggregate, the principal amount of $7,000,000 to Louie J. Roussel, III and Victory Life Insurance Company, who held collateral mortgages on the Company's equipment and real property as security for the debt. As a result of the fire, Mr. Roussel, III and Victory Life Insurance Company renegotiated the indebtedness and during 1994, the Company paid $5,000,000 of the debt using proceeds of the Company's fire insurance. The Company was scheduled to pay an additional $1 million by March 31, 1995; however, such payment has been extended. The remaining $1,000,000 of the indebtedness is to be paid at the closing of the construction loan.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Fire Related Litigation

The Company is a party to a number of legal proceedings which have arisen as a result of the December 1993 fire or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire-related proceedings:

1. On May 14, 1994 the Company filed an action in the 24th Judicial District Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers"), Powell Insurance Agency and others. The Company contends that the insurance policy provided by Travelers provides the Company with blanket coverage in the amount of $24.1 million in excess of the $10 million of underlying coverage provided by Allianz Underwriters Insurance Company ("Allianz") and Royal Indemnity Company ("Royal"); accordingly, the Company maintains that Travelers is liable for the difference between $24.1 million and the amount already paid (approximately $9.3 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contends that, in the event the court determines that the amount of coverage is less than that claimed by the Company, then Powell Insurance Agency is liable to the Company for any damages. Travelers' position is that the excess policy did not provide blanket coverage, and that its liability under such policy is limited to the amount which it has already paid.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Three Months Ended January 31, 1995 and 1994
                                  (Unaudited)


NOTE 3 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Travelers filed a separate action in June 1994 in the U.S. District Court for the Eastern District of Louisiana, asking for a declaratory judgment that the policy did not provide blanket coverage. The state court proceedings were temporarily stayed; however, the federal court action has now been dismissed and the state court action is proceeding.

2. The Company filed an action against Allianz in March 1994 in the Civil District Court for Orleans Parish. Such action was removed from State Court to the U.S. District Court for the Eastern District of Louisiana by Allianz. The Company contends that Allianz, which was the Company's primary insurer, failed to pay the policy benefits of $5 million on a timely basis, thereby subjecting it to statutory penalties of 10% of the amount not paid, plus interest, attorney's fees and costs. The Company also alleges that Allianz acted in bad faith in its handling of the claim. The action was scheduled for trial commencing on April 3, 1995, however, such matter was settled out of court in March 1995 resulting in a payment to the Company.

3. The Company filed an action against Royal in December 1994, in the U.S. District Court for the Eastern District of Louisiana, alleging that Royal also failed to pay on a timely basis under its policy. The issues in this proceeding are substantially similar to the issues in the litigation against Allianz described above, and the action has been assigned to the same judge.

4. The Company filed an action in December 1994, in the Civil District Court for Orleans Parish, against ADT Security Systems, the company which provided and maintained the fire alarm system at the Fair Grounds Race Course, and other defendants. The complaint seeks unspecified damages, not otherwise compensated for by insurance, that were allegedly caused by the negligence of one or more of the defendants.

5. The Company is a defendant, along with its general liability insurance carrier, United National Insurance Company, in a civil action filed in December 1994 in the United States District Court for the Eastern District of Louisiana by St. Paul Mercury Insurance Company, the insurer for AutoTote. The complaint alleges that such insurance company is subrogated to the rights of AutoTote to collect damages, and that it has paid AutoTote in excess of $1 million for the loss of totalisator equipment at the Fair Grounds Race Course which was destroyed in the fire. Subsequently, United has filed suit against the Company seeking a declaratory judgment that the subrogation claim and certain other third party claims are not covered by United's general liability policy. The Company filed a counter claim seeking a ruling that such coverage exists.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Three Months Ended January 31, 1995 and 1994
                                  (Unaudited)


NOTE 3 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

As to items 1 - 4 described above, there can be no assurance that the Company will be successful in any of its claims.

It is possible that additional third parties who owned property which was destroyed in the fire will make a claim against the Company or the Company's insurance carriers for the loss of their property, or that any insurance carrier for such third parties will be subrogated to any claim that such third parties may have against the Company for loss of their property. Accordingly, no assurance can be given that additional recoveries of insurance proceeds, if any, will reimburse the Company adequately for the loss or destruction of its property in the fire.

Except as described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

Completed and Planned Construction

The Company believes that it will be necessary to maintain the temporary facilities through the beginning of the 1995-96 racing season. However, the Company is committed to the rebuilding of the Fair Grounds Race Course. To that end, the Company completed and opened a new tele-track facility at the Fair Grounds Race Course in December 1994 and has commenced the construction of a new grandstand building.

The new tele-track facility and temporary clubhouse area was opened on December 22, 1994. It is a two-story building of concrete and steel construction, aggregating approximately 20,000 square feet. Construction of the tele-track facility commenced in July 1994. The total cost for debris removal and the construction of the tele-track was approximately $3.2 million.

During the Summer of 1994, the Company approved the plans for a new main facility, and commenced construction of the foundation thereof in August 1994. The plans call for the facility to be principally a multi-tiered concrete and steel structure, with a total capacity of approximately 10,000. It is anticipated that the size of the new facility, together with the new tele-track building just completed, will be 220,000 square feet in the aggregate. The old facility contained over 300,000 square feet. It is anticipated that

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Three Months Ended January 31, 1995 and 1994
                                  (Unaudited)


NOTE 3 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

the foundation for the main facility will be completed in the Spring of 1995. The total cost of the facility, together with furniture, fixtures, equipment and certain fees and permit costs, is currently anticipated to be approximately $24.3 million, in addition to the cost of the tele-track facility.

Construction Financing

During 1994, the Louisiana legislature passed, and Governor Edwards signed, an act which provides that owners of video poker devices that are located in licensed establishments owned or operated by licensed racing associations eligible for emergency relief under the statute are exempt from the franchise payment otherwise due under the Video Draw Poker Devices Control Law for a period not to exceed 15 years. The amount of the franchise payment which otherwise would have been paid to the State of Louisiana during the exemption period is to be remitted directly to the licensed racing association, in an amount up to $2.5 million annually, and such funds are to be used for providing emergency relief to the licensed racing association. The use of funds by the licensed racing association is subject to review and oversight by a legislative committee, which may reduce the amount of the authorized exemption if the racing association cannot satisfy the committee that the exemption is necessary for its ongoing economic viability. The legislation also provides that at such time as the emergency relief granted under the act exceeds the required annual debt service on any indebtedness incurred to address the emergency situation, such indebtedness not to exceed $25 million, the excess of such funds is to be remitted to the state treasury.

The total amount of funds required for the construction of the new tele-track and grandstand facility is approximately $27.5 million. Of such amount, the Company has utilized insurance proceeds of approximately $4 million to complete debris removal, construct the tele-track facility and commence construction of the grandstand facility. Of the remaining $23.5 million presently anticipated to be required, the Company has received commitments from the sources described below for financing in the aggregate amount of $21 million and, as described below, the Company is negotiating a possible commitment by AutoTote to lend or advance an additional $2.5 million.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Three Months Ended January 31, 1995 and 1994
                                  (Unaudited)


NOTE 3 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has received and accepted a commitment dated February 6, 1995, from First National Bank of Commerce ("FNBC") of New Orleans for a non-revolving line of credit to be used as an interim construction loan, convertible to a term loan. The principal amount of the loan is to be lesser of (i) $17.5 million, (ii) 65% of the total cost of construction of the new facility or
(iii) 65% of the total appraised value of the Fair Grounds Race Course which value is $29 million according to an appraisal prepared in October 1994 on behalf of FNBC. The interim construction loan is to bear interest at the prime rate plus 1/2% per annum, with interest payable monthly, and the entire principal balance and all accrued and unpaid interest payable upon the earlier of one year from the date of the loan or the completion of construction. The term loan will be in an amount equal to the outstanding principal balance due on the construction loan on the maturity date thereof, and will bear interest at the prime rate plus 1% per annum. The term loan will be payable in monthly installments of principal and interest, based on a 15 year amortization; however, the loan will mature five years from the closing of the interim construction loan. Notwithstanding such payment terms, the minimum debt service on the loan will not be less than $2.5 million during any year in which the video poker franchise tax rebates described above are available to the Company.

The commitment from FNBC provides that the interim construction loan and term loan are to be secured by, among other things, the following: (i) a mortgage lien and security interest in all land, buildings, equipment, fixtures, furnishings and improvements at both the Fair Grounds Race Course and at the former Jefferson Downs racing facility; (ii) a security interest in and assignment of the video poker franchise tax rebates described above; (iii) an assignment of all contracts to operate the Company's tele-tracks; (iv) a security interest in and pledge of the common shares of the Company held by the Masoni Trust and the Krantz family; and (v) a security interest in and pledge of all insurance proceeds, which are to be applied upon receipt as a mandatory prepayment of the loan.

The commitment from FNBC is subject to the execution and delivery of definitive documentation, and to several other conditions, including a satisfactory appraisal and an environmental assessment of the Fair Grounds Race Course and the former Jefferson Downs racing facility. Although the commitment provides that the interim construction loan was to be closed on or before March 31, 1995, the parties have extended such closing date.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Three Months Ended January 31, 1995 and 1994
                                  (Unaudited)


NOTE 3 - COMMITMENTS AND CONTINGENCIES (CONTINUED)


The Company also has received a commitment from Video Services, Inc. (VSI) to provide a non-interest bearing loan in the principal amount of $1.5 million, in consideration for which the Company is to agree to extend both the term of the agreement with VSI and the term of the option period thereunder by two years. The Company has also received an advance of $1 million under its agreement with VSI. The loan from VSI is conditioned upon the closing of the anticipated bank financing.

In addition to the foregoing, Marie G. Krantz has committed to make a $1 million loan to the Company, which would be subordinate in right to payment to the FNBC financing described above. Although specific terms of such loan have not been discussed, it is likely that the loan will be interest-bearing, and that payments will be made after the repayment of the FNBC financing. The Company is also engaged in discussions with AutoTote concerning a possible commitment by AutoTote to lend or advance $2.5 million to the Company, such amount to be repaid through a subordinated loan arrangement or through an extension of the lease terms relating to the totalisator equipment.

In the event that all of the financing described above is obtained, the Company believes that it will be able to complete the construction of its new facility as presently planned, and that cash from operations together with the annual video poker franchise tax rebates, will be sufficient to pay the principal of, and interest on, such indebtedness. It should be noted that the Company currently is negotiating the terms and conditions of the definitive agreements relating to such financing, and there can be no assurance that the definitive agreements will be in accordance with the terms described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Comparison of the Three Months Ended January 31, 1995 and 1994

General Note. As previously reported, on the night of Friday, December 17, 1993, the 17th racing day in the Company's 87 racing day schedule for 1993-94, after the conclusion of live racing for the day at the Fair Grounds Race Course, a fire swept through and destroyed the main grandstand building and all of its contents. Included in that area was the grandstand with a seating capacity of approximately 10,000, the racing paddock, and substantially all of the administrative, racing operations, and other offices of the Company. As a result of the fire, racing operations at the Fair Grounds Race Course, and all operations at the Company's tele-track facilities, were temporarily suspended.

Immediately after the fire, management determined that it would be in the Company's best interest to attempt to reopen the Fair Grounds Race Course, in order to continue the live racing schedule, as soon as possible. Accordingly, during the remainder of December 1993, the Company made arrangements for the installation of temporary racing and patron facilities. During the two and one-half week period from the date of the fire to January 5, 1994, the temporary facilities were installed and the property was readied for the reopening of racing. Tele-track operations were reopened on December 29, 1993, and the Fair Grounds Race Course was reopened for live racing on January 5, 1994.

Intertrack Partners of Madison Parish. For the quarter ended January 31, 1994, the Company consolidated the financial statements of Intertrack Partners of Madison Parish (Madison) due to the Company's ownership of 66.66% of such partnership. In March 1994, the Company sold its partnership interest in Madison and accordingly, the Company no longer consolidates such partnership's financial statements.

Revenues. During the quarters ended January 31, 1995 and 1994, the Company derived its pari-mutuel income and other operating revenues by conducting live racing meets of 48 and 36 days, respectively, and in the operation of tele-tracks for off-track wagering. The significant difference in the number of racing days was attributable to the suspension of operations during the quarter ended January 31, 1994 as a result of the fire. For the quarters ended January 31, 1995 and 1994, the Company also operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management Corporation ("Finish Line"), an affiliate, the Company operated tele-track facilities in Terrebonne, St. Tammany and Jefferson Parishes, Louisiana, which were formerly operated by Jefferson Downs Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Comparison of the Three Months Ended January 31, 1995 and 1994

The Company's net income for the quarter ended January 31, 1995 was $143,299 compared to net income of $12,004,962 for the quarter ended January 31, 1994. The significant difference in net income for the two quarters is the direct result of the Company's recognition during 1994 of an extraordinary gain attributable to the Company's claims for insurance proceeds arising from the December 1993 fire. The Company recorded in the fiscal quarter ended January 31, 1994 an extraordinary gain of $12.2 million, comprised of insurance proceeds of $16,617,723 partially offset by a loss of $4,455,014, which represents the net book value of assets destroyed by the fire.

For the quarter ended January 31, 1995, the Company's income from operations was $39,495 compared to a loss of $17,586 for the quarter ended January 31, 1994. The increase in income is primarily attributable to an increase in operating revenues, a decline in general and administrative expenses and a decline in other expense from the quarter ended January 31, 1994.

For the quarter ended January 31, 1995, the Company experienced a $740,319 or 11.8% increase in operating revenues from the comparable quarter in fiscal 1994. The increase in operating revenues is primarily the result of an increase in commission income of $288,685 and an increase in host track fees of $470,389. (The comparison of operating revenues and its components is based on unconsolidated numbers for the fiscal 1994 quarter.) The increase in commission income is due to an increase in total on-track wagering of $1,092,843 partially offset by a slight decline in off-track wagering of $80,050. Host track fee revenue increased from the quarter ended January 31, 1994 due to an increase in wagering on the Company's live races from out-of-state markets.

Comparative pari-mutuel wagering and attendance figures for the quarters ended January 31, 1995 and 1994 are as follows:


                                               For the quarter ended January 31,
                                               ---------------------------------
                                                     1995              1994
                                                 ------------      ------------
PARI-MUTUEL WAGERING
     On-track                                     $13,306,190       $12,213,347
     Off-track In-state                             6,504,649         8,438,472
     Off-track Out-of-state                         3,728,130         1,874,357
                                                  -----------       -----------
                                                  $23,538,969       $22,526,176
                                                  ===========       ===========
     Out-of-state wagering on
       the Company's live races                   $46,850,914       $22,428,091
                                                  ===========       ===========

     Total on-track attendance*                       134,471           133,787
                                                  ===========       ===========

*NOTE: Attendance figures for on-track subsequent to the reopening of the Fair Grounds Race Course are estimated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Comparison of the Three Months Ended January 31, 1995 and 1994

Despite the additional 12 days of live racing in the quarter ended January 31, 1995, the Company's total on-track wagering increased only $1,092,843 or 8.9% from the comparable fiscal 1994 quarter. The 8.9% increase in wagering is due to the additional live race days offset by the significant decline in the Company's on-track average daily wagering subsequent to the fire. Prior to the fire, the Company's average daily on-track wagering was $439,369 compared to a post-fire average of $250,000. For the quarter ended January 31, 1994, the Company operated 17 days of live racing prior to the fire. Management attributes the decline in the Company's on-track average daily wagering primarily to patron inconveniences associated with the temporary facilities.

For the quarter ended January 31, 1995, the Company realized its most significant increase in operating revenues from host track fee income. In the current fiscal quarter, the Company experienced a $24,422,823 or 108.9% increase in out-of-state wagering on the Company's live races. The increase is primarily due to the Company's simulcasting its live races to various race tracks in Kentucky, a market which was not available in the previous fiscal quarter.

Programs and forms revenue increased from the previous comparable quarter due to the 12 additional live race days. Admissions and parking revenue declined from the quarter ended January 31, 1994 as a result of the Company's elimination of a general admission charge to the temporary facility and the elimination of its parking charge, with the exception of valet parking. Video poker revenue declined as a result of competition from other forms of gaming in the State of Louisiana.

Race Related Expenses. For the quarter ended January 31, 1995, the Company experienced an increase in racing expenses of $330,040 or 5.6% from the quarter ended January 31, 1994. The increase in race related expenses is primarily the result of increases in contracts and services, depreciation expense, and advertising and promotions, offset by declines in salaries and related taxes and benefits and utility expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Comparison of the Three Months Ended January 31, 1995 and 1994

Purse expense for the quarter ended January 31, 1995 increased $92,427 or 5.3% from the fiscal 1994 quarter as a result of an increase in on-track pari-mutuel wagering. (The comparison of purse expense is based upon unconsolidated numbers for the fiscal 1994 quarter.) Contracts and services increased $279,977 or 60% from the quarter ended January 31, 1994 primarily due to the additional number of race days in the quarter ended January 31, 1994. In addition, due to the destruction of accounting records and files as a result of the December 1993 fire, management estimated certain contracts and services expense based on all information available as of the date of filing of the Quarterly Report on Form 10-Q for the quarter ended January 31, 1994. Subsequently, actual invoices and data became available which indicated that such expenses exceeded management's original estimates. Depreciation expense for the first quarter of fiscal 1995 increased $144,239 or 41% from the quarter ended January 31, 1994 due to depreciation associated with the Company's expenditure of $2.68 million for temporary facilities, which have a useful life of approximately 30 months. Advertising and promotion expense increased $53,911 or 31.4% due to the increase in the number of racing days for the quarter ended January 31, 1995. Salaries and related taxes and benefits declined $67,159 or 4% due to a reduction in the number of employees as a result of the operation of a smaller, temporary facility. Utility expense declined $86,793 or 40.6%, also as a result of the operations of a smaller facility.

General and Administrative Expenses. General and administrative expenses for the quarter ended January 31, 1995 declined $24,839 or 2.9% from the previous comparative quarter primarily due to the Company's recognition in the current year quarter of a favorable litigation settlement in the amount of $188,109, a decline in property tax expense in the current year quarter of $129,680 or 122%, partially offset by an increase in legal, audit and director fees in the current year quarter of $149,928 or 118%, and an increase in office expense and miscellaneous expense in the current year quarter of $47,815 and $75,069, respectively.

During the quarter ended January 31, 1995, the Company received settlement monies totalling $188,109 from one of its former insurance carriers which currently is in liquidation. The monies represent the Company's pro-rata distribution for claims paid by the Company as a result of the insolvency of this insurance carrier.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Comparison of the Three Months Ended January 31, 1995 and 1994

For the quarter ended January 31, 1995, the Company realized a significant decline in property tax expense due to a partial reversal in the current year quarter of an estimated amount of property tax expense for the fiscal year ended October 31, 1994. As of the date of issuance of the Company's fiscal 1994 financial statements, the City of New Orleans had not finalized the Company's 1994 property tax bill due to complications with assessed values as a result of the December 1993 fire. The Company accrued and reported for the fiscal year ended October 31, 1994 an estimated $300,000 in property tax liability. In February 1995, the City of New Orleans determined that the Company's property tax liability for 1994 would be $217,000, resulting in income of $83,000 in the fiscal quarter ended January 31, 1995.

Legal, audit and director fees in the first quarter of fiscal 1995 increased $149,928 or 118% from the previous comparable quarter primarily due to increases in legal fees with respect to the Company's obtaining financing for construction and with respect to litigation with the Company's insurance carrier.

Office expense and miscellaneous expense increased from the quarter ended January 31, 1994 as a result of increases in telephone expense, contracts and services, and travel and entertainment.

Other Income (Expense). For the quarter ended January 31, 1995, other income (expense) was $(196), a decrease of net expense of $123,206 primarily due to a decline in interest expense of $73,516 or 58.4%, and an increase in interest income of $37,817 or 264%. Interest expense declined due to a $5 million payment on notes payable to Louie Roussel, III and Victory Life Insurance Company in January 1994. Interest income increased from the previous comparable quarter due to an increase in cash available for investing as a result of fire insurance proceeds received by the Company.

Liquidity and Capital Resources

Cash Flows. Cash and cash equivalents decreased $5,085,611 during the quarter ended January 31, 1995 compared to a decrease of $1,310,635 during the previous fiscal quarter. The decrease in cash and cash equivalents in the first quarter of fiscal 1995 was the result of cash used for operating activities of $3,060,111, and cash used for investing activities of $2,668,723, partially offset by net cash provided by financing activities of $643,223. The cash used for operating activities was primarily the result of cash used to pay purses during the live racing season. The cash used for investing activities was due to capital expenditures for the construction of the new tele-track facility as well as capital expenditures for the new grandstand foundation. Cash provided from financing activities was the result of a $1 million advance received by the Company from Video Services, Inc. (VSI) according to the terms of the Company's agreement with VSI, offset by the Company's payments to VSI.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Comparison of the Three Months Ended January 31, 1995 and 1994

As of March 31, 1995, the Company has received $19,325,897 in insurance proceeds resulting from fire loss claims submitted to the Company's independent carriers. As previously reported, the Company has filed suit against certain of its insurance carriers seeking to recover an additional $14.8 million under its insurance policies.

The Company has completed the removal of debris from the site of the destroyed grandstand building and has completed construction of a tele-track facility on the site at a cost of $3.2 million. The facility was constructed with Company funds, including insurance proceeds received to date. The Company has begun construction on the foundation of the new grandstand and clubhouse facility. The total costs of the facility, together with furniture, fixtures, equipment, and certain fees and permit cost, is currently anticipated to be approximately $24.3 million, in addition to the cost of the tele-track facility.

During 1994, the Louisiana legislature passed, and Governor Edwards signed, an act which provides that owners of video poker devices that are located in licensed establishments owned or operated by licensed racing associations eligible for emergency relief under that act are exempt from the franchise payments otherwise due under the video poker law for a period not to exceed 15 years. The amount of the franchise payments which otherwise would have been paid to the State is to be remitted directly to the licensed racing association, in an amount up to $2.5 million annually, and such funds are to be used for providing emergency relief to the licensed racing association. The use of funds by the licensed racing association is subject to review and oversight by a legislative committee, which may reduce the amount of the exemption if the racing association cannot satisfy the committee that the exemption is necessary for its ongoing economic viability. In December 1994, the Company became eligible for emergency relief under the act.

As described elsewhere herein, the Company has utilized insurance proceeds of approximately $4 million to complete debris removal, construct the new tele-track facility and commence construction of the new grandstand facility. It is presently anticipated that the Company will require approximately $23.5 million to complete such construction. To date, the Company has received commitments from several sources for financing in the aggregate amount of $21 million. In the event that all of the financing and proposed financing described herein is obtained, the Company believes that it will be able to complete the construction of its new facility as planned, and that cash from operations together with the annual video poker franchise tax rebates, will be sufficient to pay the principal of, and interest on, such indebtedness.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Comparison of the Three Months Ended January 31, 1995 and 1994

The Company has received and accepted a commitment letter dated February 6, 1995 from First National Bank of Commerce (FNBC) of New Orleans for a non-revolving line of credit to be used as an interim construction loan, convertible to a term loan. The principal amount of the loan is to be the lesser of (i) $17.5 million, (ii) 65% of the total cost of construction of the new facility, or (iii) 65% of the total appraised value of the Fair Grounds Race Course, which value is $29 million, according to an appraisal prepared in October 1994 on behalf of FNBC. The interim construction loan is to bear interest at the prime rate plus 1/2% per annum, with interest payable monthly, and the entire principal balance and all accrued and unpaid interest payable upon the earlier of one year from the date of the loan or the completion of construction. The term loan will be in an amount equal to the outstanding principal balance due on the construction loan on the maturity date thereof, and will bear interest at the primae rate plus 1% per annum. The term loan will be payable in monthly installments of principal and interest, based on a 15 year amortization; however, the loan will mature five years from the closing of the interim construction loan. Notwithstanding such payment terms, the minimum debt service on the loan will not be less than $2.5 million during any year in which the video poker franchise tax rebates are available to the Company.

The commitment from FNBC provides that the interim construction loan and term loan are to be secured by, among other things, the following: (i) a mortgage lien and security interest in all land, buildings, equipment, fixtures, furnishings and improvements at both the Fair Grounds Race Course and at the former Jefferson Downs racing facility; (ii) a security interest in and assignment of the video poker franchise tax rebates described above; (iii) an assignment of all contracts to operate the Company's tele-tracks; (iv) a security interest in and pledge of the common shares of the Company held by the Masoni Trust and the Krantz family; and (v) a security interest in and pledge of all insurance proceeds, which are to be applied upon receipt as a mandatory prepayment of the loan.

The commitment from FNBC is subject to the execution and delivery of definitive documentation, and to several other conditions, including a satisfactory appraisal and an environmental assessment of the Fair Grounds Race Course and the former Jefferson Downs racing facility. Although the commitment provides that the interim construction loan was to be closed on or before March 31, 1995, the parties have agreed to an extension.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Comparison of the Three Months Ended January 31, 1995 and 1994

The Company has also received a commitment from VSI to provide a non-interest bearing loan in the principal amount of $1.5 million, in consideration for which the Company is to agree to extend both the term of the agreement with VSI and the term of the option period thereunder by two years. The Company also has received an advance of $1 million under its agreement with VSI. The loan from VSI is conditioned upon closing of the anticipated bank financing.

In addition to the foregoing, Marie G. Krantz has committed to make a $1 million loan to the Company, which would be subordinate in right to payment to the FNBC financing described above. Although specific terms of such loan have not been determined, it is likely that the loan will be interest-bearing, and that payments will be made after the repayment of the FNBC financing. The Company is also engaged in discussions with AutoTote concerning a possible commitment by AutoTote to lend or advance $2.5 million to the Company, such amount to be repaid through a subordinated loan arrangement or through an extension of the lease terms relating to the totalisator equipment.

In the event that all of the financing described above is obtained, the Company believes that it will be able to complete the construction of its new facility as presently planned, and that cash from operations together with the annual video poker franchise tax rebates, will be sufficient to pay the principal of,
and interest on, such indebtedness.   It should be noted that the Company
currently is negotiating the terms and conditions of the definitive agreements relating to such financing, and there can be no assurance that the definitive agreements will be in accordance with the terms described above.

IMPACT OF INFLATION

To date, inflation has not had a material effect in the Company's operations.

                                    PART II
                               OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

27 - Financial Data Schedule (for SEC use only)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              FAIR GROUNDS CORPORATION
                                        -----------------------------------
                                                     (Registrant)



Date: May 12, 1995                      By:   /s/ Bryan G. Krantz
                                           --------------------------------
                                              Bryan G. Krantz
                                              President



Date: May 12, 1995                      By:   /s/ Gordon M. Robertson
                                           --------------------------------
                                              Gordon M. Robertson
                                              Chief Financial Officer