Form 10-Q
period 1995-04-30
FAIR GROUNDS CORP
filed 1995-07-14
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934



For Quarter Ended April 30, 1995                  Commission File Number O-7607
                  --------------                                         ------


                            FAIR GROUNDS CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)



              Louisiana                                                       72-0361770
- ------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)


1751 Gentilly Blvd., New Orleans, LA                                            70119
- ------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                     (Zip Code)

Registrant's telephone number including area code     (504) 944-5515
                                                      --------------

                                Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)



Indicate by a check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                            x  Yes      No
                          -----    -----



          468,180 Common Shares were outstanding as of June 30, 1995.

                           FAIR GROUNDS CORPORATION

                                     INDEX



                                                                                                                 Page
                                                                                                                 ----
PART I.       FINANCIAL INFORMATION

              Item 1.        Financial Statements

                             Balance Sheet, April 30, 1995 (Unaudited)
                             and Balance Sheet, October 31, 1994   . . . . . . . . . . . . . . . . .               1

                             Statements of Operations and Retained
                             Earnings for the Three Months Ended
                             April 30, 1995 and 1994 (Unaudited)   . . . . . . . . . . . . . . . . .               3

                             Statements of Operations and Retained
                             Earnings for the Six Months Ended
                             April 30, 1995 and 1994 (Unaudited)   . . . . . . . . . . . . . . . . .               6

                             Statements of Cash Flows for the Six
                             Months Ended April 30, 1995 and 1994
                             (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               9

                             Notes to Financial Statements (Unaudited)   . . . . . . . . . . . . . .              11

              Item 2.        Management's Discussion and Analysis of Financial
                             Condition and Results of Operations     . . . . . . . . . . . . . . . .              17


PART II.      OTHER INFORMATION

              Item 6.        Exhibits and Reports on Form 8-K    . . . . . . . . . . . . . . . . . .              24


SIGNATURES                   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              25


                                     PART I
                             FINANCIAL INFORMATION

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                                                          (Unaudited)
                                                                            April 30              October 31
                                                                              1995                    1994
                                                                          -----------             -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                            $ 1,147,199             $ 8,039,310
     Accounts receivable                                                      921,505                 691,760
     Investment securities -
          available for sale                                                1,387,287               1,376,297
     Insurance proceeds receivable                                                -                   487,341
     Inventory                                                                 77,724                  73,858
     Deferred income taxes                                                     20,940                  20,940
     Refundable income taxes                                                  113,461                 566,289
     Prepaid expenses                                                         423,321                 360,387
                                                                          -----------             -----------
          Total Current Assets                                              4,091,437              11,616,182
                                                                          -----------             -----------

OTHER ASSETS                                                                   40,749                  34,574
                                                                          -----------             -----------

PROPERTY, PLANT AND EQUIPMENT
     Buildings and improvements                                            13,731,328              10,206,873
     Construction in progress                                               4,806,110               4,723,474
     Land improvements                                                      4,215,076               4,188,282
     Temporary facilities                                                   2,679,369               2,680,917
     Automotive equipment                                                     783,642                 783,642
     Machinery and equipment                                                  792,685                 680,562
     Furniture and fixtures                                                   167,933                 155,672
                                                                          -----------             -----------
          Total                                                            27,176,143              23,419,422

     Less: accumulated depreciation
           and amortization                                                12,914,439              11,886,137
                                                                          -----------             -----------

     Depreciable property - net                                            14,261,704              11,533,285
     Land                                                                   3,286,281               3,286,281
                                                                          -----------             -----------

          Property - net                                                   17,547,985              14,819,566
                                                                          -----------             -----------

          TOTAL ASSETS                                                    $21,680,171             $26,470,322
                                                                          ===========             ===========




(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                       (Unaudited)
                                        April 30     October 31
                                           1995          1994
                                       -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt   $ 2,000,000   $ 1,000,000
   Accounts payable                        720,540       694,827
   Contracts payable                       514,773     1,654,820
   Accrued liabilities:
      Deferred purses                    1,187,082     5,500,485
      Property taxes                       289,326       300,000
      Uncashed mutuel tickets              256,968       284,388
      Other                                444,766       247,009
   Deferred revenues                        14,430        53,580
                                       -----------   -----------
      Total Current Liabilities          5,427,885     9,735,109
                                       -----------   -----------

NOTES PAYABLE                                  -       1,000,000

DEFERRED INCOME TAXES                    4,199,886     4,199,886
                                       -----------   -----------

      Total Liabilities                  9,627,771    14,934,995
                                       -----------   -----------

COMMITMENTS AND CONTINGENCIES                  -             -
                                       -----------   -----------

STOCKHOLDERS' EQUITY
   Capital stock - no par value;
      authorized 600,000 shares,
      issued and outstanding
      469,940 shares                     1,525,092     1,525,092
   Additional paid-in-capital            1,942,350     1,942,350
   Retained earnings                     8,721,917     8,113,858
   Unrealized loss on investment
      securities - available for sale      (90,986)          -
                                       -----------   -----------
      Total                             12,098,373    11,581,300

   Less:  treasury stock at cost,
         1,760 shares                      (45,973)      (45,973)
                                       -----------   -----------

      Total Stockholders' Equity        12,052,400    11,535,327
                                       -----------   -----------

      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY          $21,680,171   $26,470,322
                                       ===========   ===========





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               For the Three Months Ended April 30, 1995 and 1994
                                  (Unaudited)


                                          1995          1994
                                       39 Days of    41 Days of
                                       Live Racing   Live Racing
                                       -----------   -----------
REVENUES
   Pari-mutuel commissions             $ 4,954,125   $ 5,505,062
   Breakage                                100,226       106,408
   Uncashed mutuel tickets                  66,658        54,978
                                       -----------   -----------

      Total                              5,121,009     5,666,448

   Less: pari-mutuel tax                   660,198       785,594
                                       -----------   -----------

   Commission income                     4,460,811     4,880,854
   Host track fees                       1,157,788       948,414
                                       -----------   -----------

      Total Mutuel Income                5,618,599     5,829,268

   Concessions                             537,707       549,022
   Video poker (net)                       195,441       229,008
   Admissions (net of taxes)                86,994       147,321
   Parking                                   7,191         6,527
   Programs and forms                      364,834       433,208
   Miscellaneous                           187,164       268,066
                                       -----------   -----------

      Total Operating Revenues           6,997,930     7,462,420
                                       -----------   -----------

RACING EXPENSES
   Purses                                1,871,693     2,116,664
   Salaries and related taxes
      and benefits                       1,514,893     1,520,940
   Contracts and services                  628,697       666,400
   Host track fees                         309,178       273,983
   Depreciation                            530,819       522,891
   Cost of sales - concessions             218,655       275,189
   Utilities                               200,934       257,249
   Repairs and maintenance                  78,714        49,495
   Program paper, forms and other
      supplies                             349,704       469,646
   Advertising and promotion               267,750       324,334
   Rent                                     63,198        62,100
   Miscellaneous                           192,284       264,289
                                       -----------   -----------

      Total Racing Expenses              6,226,519     6,803,180
                                       ===========   ===========



(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
               For the Three Months Ended April 30, 1995 and 1994
                                  (Unaudited)


                                          1995          1994
                                       39 Days of    41 Days of
                                       Live Racing   Live Racing
                                       -----------   -----------
GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and related taxes
      and benefits                     $   319,280   $   287,538
   Insurance                               211,284       257,344
   Property taxes                           90,610        65,949
   Legal, audit and director fees          298,165       210,823
   Contract services                        46,443        63,441
   Office expenses                          87,681       108,438
   Litigation judgment                         -        (200,000)
   Miscellaneous                            76,853       116,744
                                       -----------   -----------

      Total General and
      Administrative Expenses            1,130,316       910,277
                                       -----------   -----------

LOSS FROM OPERATIONS                      (358,905)     (251,037)
                                       -----------   -----------

OTHER INCOME (EXPENSE)
   Jazz and Heritage Festival income       473,591       922,832
   Loss on sale of equity investments          -        (560,290)
   Interest expense                        (45,415)     (126,736)
   Interest income                          29,724        18,983
   Equity in earnings from
      unconsolidated investments
      in affiliates                            -          39,354
   Insurance settlements                   365,765           -
                                       -----------   -----------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                  464,760        43,106

   Provision for income taxes                  -             -
                                       -----------   -----------

INCOME BEFORE EXTRAORDINARY
   ITEM (per share - 1995 $0.99,
   1994 $0.09)                             464,760        43,106

Extraordinary item - gain from
   fire (net of income taxes)                  -       2,160,093
                                       ===========   ===========




(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
               For the Three Months Ended April 30, 1995 and 1994
                                  (Unaudited)


                                          1995          1994
                                       39 Days of    41 Days of
                                       Live Racing   Live Racing
                                       -----------   -----------
NET INCOME (per share -
   1995 $0.99, 1994 $4.68)             $   464,760   $ 2,203,199

RETAINED EARNINGS,
   BEGINNING OF PERIOD                   8,257,157    12,404,891
                                       -----------   -----------

RETAINED EARNINGS,
   END OF PERIOD                       $ 8,721,917   $14,608,090
                                       ===========   ===========

CASH DIVIDENDS PER SHARE               $      None   $      None
                                       ===========   ===========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                      469,940       469,940
                                       ===========   ===========





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                For the Six Months Ended April 30, 1995 and 1994
                                  (Unaudited)


                                          1995          1994
                                       87 Days of    77 Days of
                                       Live Racing   Live Racing
                                       -----------   -----------
REVENUES
   Pari-mutuel commissions             $ 9,597,923   $ 9,904,259
   Breakage                                192,417       179,910
   Uncashed mutuel tickets                 112,746       122,110
                                       -----------   -----------

      Total                              9,903,086    10,206,279

   Less: pari-mutuel tax                 1,298,994     1,470,829
                                       -----------   -----------

   Commission income                     8,604,092     8,735,450
   Host track fees                       2,549,567     1,869,804
                                       -----------   -----------

      Total Mutuel Income               11,153,659    10,605,254

   Concessions                           1,147,710     1,142,916
   Video poker (net)                       375,912       458,559
   Admissions (net of taxes)               155,767       301,310
   Parking                                  14,401        36,992
   Programs and forms                      775,089       799,242
   Miscellaneous                           398,166       374,245
                                       -----------   -----------

      Total Operating Revenues          14,020,704    13,718,518
                                       -----------   -----------

RACING EXPENSES
   Purses                                3,730,806     3,857,023
   Salaries and related taxes
      and benefits                       3,109,472     3,182,678
   Contracts and services                1,376,034     1,133,760
   Host track fees                         499,843       477,935
   Depreciation                          1,028,303       876,136
   Cost of sales - concessions             505,331       457,712
   Utilities                               327,907       471,015
   Repairs and maintenance                 186,439       140,999
   Program paper, forms and other
      supplies                             698,801       745,936
   Advertising and promotion               493,061       495,734
   Rent                                    125,898       122,200
   Miscellaneous                           293,431       329,496
                                       -----------   -----------

      Total Racing Expenses             12,375,326    12,290,624
                                       ===========   ===========



(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
                For the Six Months Ended April 30, 1995 and 1994
                                  (Unaudited)


                                          1995          1994
                                       87 Days of    77 Days of
                                       Live Racing   Live Racing
                                       -----------   -----------
GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and related taxes
      and benefits                     $   657,851   $   627,975
   Insurance                               433,306       463,856
   Property taxes                           67,059       168,728
   Legal, audit and director fees          518,656       329,784
   Contracts and services                  102,531        73,381
   Office expenses                         183,729       153,527
   Litigation judgment                    (188,109)     (200,000)
   Miscellaneous                           189,765       144,647
                                       -----------   -----------

      Total General and
      Administrative Expenses            1,964,788     1,761,898
                                       -----------   -----------

LOSS FROM OPERATIONS                      (319,410)     (334,004)
                                       -----------   -----------

OTHER INCOME (EXPENSE)
   Jazz and Heritage Festival income       473,591       922,832
   Loss on sale of equity investments          -        (560,290)
   Interest expense                        (97,709)     (242,242)
   Interest income                          81,822        38,065
   Equity in earnings from
      unconsolidated investments
      in affiliates                            -          60,998
   Insurance related settlements           365,765           -
                                       -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                  504,059      (114,641)

   Provision for income taxes                  -             -
                                       -----------   -----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM (per share - 1995 $1.08,
      1994 ($0.24)                         504,059     (114,641)

Extraordinary item - gain from
   fire (net of income taxes)                  -      14,322,802
                                       ===========   ===========




(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
                For the Six Months Ended April 30, 1995 and 1994
                                  (Unaudited)


                                          1995          1994
                                       87 Days of    77 Days of
                                       Live Racing   Live Racing
                                       -----------   -----------
CHARGE FOR CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING
   FOR INVESTMENTS                     $   104,000   $       -
                                       -----------   -----------

NET INCOME (per share - 1995
      $1.30, 1994 $30.23)                  608,059    14,208,161

RETAINED EARNINGS,
   BEGINNING OF PERIOD                   8,113,858       399,929
                                       -----------   -----------

RETAINED EARNINGS,
   END OF PERIOD                       $ 8,721,917   $14,608,090
                                       ===========   ===========

CASH DIVIDENDS PER SHARE               $      None   $      None
                                       ===========   ===========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                      469,940       469,940
                                       ===========   ===========





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
                For the Six Months Ended April 30, 1995 and 1994
                                  (Unaudited)


                                           1995          1994
                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                          $   608,059   $14,208,161

   Adjustments to reconcile net income
      to net cash used for
      operating activities:
      Extraordinary item - gain from
         fire                                  -     (14,322,802)
      Depreciation                       1,028,303       876,136
      Equity in earnings from
         unconsolidated investments
         in affiliates                         -         (60,998)
      Unrealized gain on marketable
         equity securities                 (36,212)          -
      Loss on sale of equity investments       -         560,290
      Change in assets and liabilities:
      (Increase) decrease in:
         Accounts receivable              (229,745)     (358,704)
         Inventory                          (3,866)       18,101
         Refundable income taxes           452,828           -
         Accounts receivable - insurance
            proceeds                       421,576           -
         Prepaid expenses                  (62,934)       55,820
         Restricted cash                       -      (2,682,689)
         Interest receivable                   -           5,264
      Increase (decrease) in:
         Accounts payable and
            accrued liabilities            185,376       936,115
         Contracts payable              (1,140,047)          -
         Deferred revenue                  (39,150)     (133,613)
         Deferred purses                (4,313,403)   (3,989,969)
         Litigation judgment                   -        (200,000)
                                       -----------   -----------

            Total adjustments           (3,737,274)  (19,297,049)
                                       -----------   -----------

      Net cash used for
         operating activities           (3,129,215)   (5,088,888)
                                       -----------   -----------

CASH FLOWS FROM (USED FOR)
   INVESTING ACTIVITIES
      Capital expenditures              (3,756,721)   (3,732,501)
      Proceeds from insurance claims           -      16,617,273



(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                For the Six Months Ended April 30, 1995 and 1994
                                  (Unaudited)


                                           1995          1994
                                       -----------   -----------
      Proceeds from sale of equity
         investments in affiliates     $       -     $   425,000
      Payment to affiliate for sale
         of investments                        -        (170,000)
      Repayments on loans to
         affiliates                            -          78,635
      Deposits                              (6,175)       (5,785)
                                        ----------   -----------

      Net cash provided by (used for)
         investing activities           (3,762,896)   13,212,622
                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from third party             1,000,000     1,000,000
   Repayments to third party            (1,000,000)     (444,444)
   Principal repayments of long term
      borrowings                               -      (5,000,000)
                                       -----------   -----------

   Net cash used for
      financing activities                     -      (4,444,444)
                                       -----------   -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                     (6,892,111)    3,679,290
                                       -----------   -----------

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   8,039,310     4,368,034
                                       -----------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                       $ 1,147,199   $ 8,047,324
                                       ===========   ===========


SUPPLEMENTAL DISCLOSURES:

   Interest paid                       $    97,709   $   242,240
                                       ===========   ===========


NON-CASH ACTIVITY:

   Accrued insurance proceeds          $       -     $ 2,221,283
                                       ===========   ===========

   Net assets destroyed by fire        $       -     $ 4,515,754
                                       ===========   ===========





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                For the Six Months Ended April 30, 1995 and 1994
                                  (Unaudited)


NOTE 1 - EXTRAORDINARY ITEM - THE DECEMBER 17, 1993 FIRE

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

The net book value of assets destroyed in the fire was approximately $4.5 million. The Company believes that its property and casualty insurance policies provide coverage in the aggregate amount of approximately $34 million for buildings, contents, fixtures, equipment, items of personal property, loss of income from operations ("business interruption"), and loss of works of art. The Company submitted claims to its insurance carriers and to date has recovered an aggregate of $19,478,791. The Company has filed a civil action against certain of its insurance carriers to recover an additional approximate $14.7 million. (See Note 2 below as to fire related litigation.)

As a result of the fire, the Company recorded in the six months ended April 30, 1994 an extraordinary gain of $14.3 million, resulting from insurance proceeds in excess of the net book value of the assets destroyed by the fire.

At October 31, 1993, the Company owed, in the aggregate, the principal amount of $7,000,000 to Louie J. Roussel, III and Victory Life Insurance Company, who held collateral mortgages on the Company's equipment and real property as security for the debt. As a result of the fire, Mr. Roussel, III and Victory Life Insurance Company renegotiated the indebtedness and during 1994, the Company paid $5,000,000 of the debt using proceeds of the Company's fire insurance. The Company was scheduled to pay an additional $1 million by March 31, 1995, however, a verbal agreement was made whereby Mr. Roussel agreed to be paid the remainder of the note balance out of the proceeds of the construction loan as discussed further in Note 2 below.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

FIRE RELATED LITIGATION

The Company is a party to a number of legal proceedings which have arisen as a result of the December 1993 fire or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire-related proceedings:

1. On May 14, 1994 the Company filed an action in the 24th Judicial District Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers"), Powell Insurance Agency and others. The Company contends that the insurance policy provided by Travelers provides the Company with blanket coverage in the amount of $24.1 million in excess of the $10 million of underlying coverage provided by Allianz Underwriters Insurance Company ("Allianz") and Royal Indemnity Company ("Royal"); accordingly, the Company maintains that Travelers is liable for the difference between $24.1 million and the amount already paid (approximately $9.4 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contends that, in the event the court determines that the amount of coverage is less than that claimed by the Company, then Powell Insurance Agency is liable to the Company for any damages. Travelers' position is that the excess policy did not provide blanket coverage, and that its liability under such policy is limited to the amount which it has already paid.

      Travelers filed a separate action in June 1994 in the U.S. District Court for the Eastern District of Louisiana, asking for a declaratory judgment that the policy did not provide blanket coverage. The state court proceedings were temporarily stayed; however, the federal court action has now been dismissed and the state court action is proceeding.

2. The Company filed an action against Allianz in March 1994 in the Civil District Court for the Parish of Orleans, State of Louisiana. Allianz subsequently removed the action from state court to the United States District Court for the Eastern District of Louisiana. The Company contended that Allianz, which was the Company's primary property insurer, failed to pay the policy benefits of $5 million on a timely basis, thereby subjecting it to a statutory penalty of 10% of the amount not paid, interest, attorney's fees and costs. The Company also alleged that Allianz acted in bad faith in its handling of the claim. Allianz denied the Company's allegations. The case was scheduled for trial on April 3, 1995. However, in March 1995, the parties settled their differences pursuant to an agreement whereby Allianz without admitting liability, paid an agreed upon amount to the Company.

3. The Company filed an action against Royal in December 1994, in the U.S. District Court for the Eastern District of Louisiana, alleging that Royal is also subject to statutory penalties of 10% of the amount not paid on time, interest, attorney's fees and costs on account of delays in paying $5,000,000 of proceeds to the Company. Royal has denied liability. The case is scheduled for trial in November 1995.

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

5. The Company is a defendant, along with its general liability insurance carrier, United National Insurance Company, in a civil action filed in December 1994 in the United States District Court for the Eastern District of Louisiana by St. Paul Mercury Insurance Company, the insurer for AutoTote. The complaint alleges that such insurance company is subrogated to the rights of AutoTote to collect damages, and that it has paid AutoTote in excess of $1 million for the loss of totalisator equipment at the Fair Grounds Race Course which was destroyed in the fire. Subsequently, United has filed suit against the Company seeking a declaratory judgment that the subrogation claim and certain other third party claims are not covered by United's general liability policy. The Company filed a counter claim seeking a ruling that such coverage exists. Both cases are scheduled for trial in February 1996.

As to items 1, 3, 4 and 5 described above, there can be no assurance that the Company will be successful in any of its claims or contentions. Accordingly, no assurance can be given that additional recoveries of insurance proceeds, if any, will reimburse the Company adequately for the loss or destruction of its property in the fire.

Except as described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

COMPLETED AND PLANNED CONSTRUCTION

The Company believes that it will be necessary to maintain the temporary facilities at least through the beginning of the 1995-96 racing season. The Company has completed and opened a new tele-track facility at the Fair Grounds Race Course in December 1994 and has commenced the construction of a new grandstand building.

The new tele-track facility, which also serves as a temporary clubhouse area, was opened on December 22, 1994. It is a two-story building of concrete and steel construction, aggregating approximately 20,000 square feet. Construction of the tele-track facility commenced in July 1994. The total cost for construction of the tele-track was approximately $3.2 million.

During the summer of 1994, the Company approved the plans for a new main facility, and commenced construction of the foundation thereof in August 1994. The plans call for the facility to be principally a multi-tiered concrete and steel structure, with a total attendance capacity of approximately 10,000. It is anticipated that the size of the new facility, together with the new tele-track building just completed, will be 220,000 square feet in the aggregate. The old facility contained over 300,000 square feet. The total cost of the facility, together with furniture, fixtures, equipment and certain fees and permit costs, is currently anticipated to be approximately $24.3 million, in addition to the cost of the tele-track facility. As of April 30, 1995, construction of the new grandstand facility had begun. Total cost incurred at that date on the facility was approximately $4.8 million with approximately $19.5 million estimated to complete the facility. Management believes the grandstand will be open to the public in mid-January 1996 if the Company is able to complete promptly the arrangements for the financing discussed below.

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

The total amount of funds required for the construction of the new tele-track and grandstand facility is approximately $27.5 million. Of such total amount, the Company had, as of April 30, 1995, incurred expenses of approximately $8 million to complete debris removal, construct the tele-track facility and commence construction of the grandstand facility. Of the remaining $19.5 million presently anticipated to be required, the Company has received commitments from the sources described below for financing in the aggregate amount of $20 million and, as described below, the Company is negotiating a possible commitment by AutoTote to lend or advance an additional $2.5 million.

The Company has received and accepted a commitment dated February 6, 1995, from First National Bank of Commerce ("FNBC") of New Orleans for a non-revolving line of credit to be used as an interim construction loan, convertible to a term loan. The principal amount of the loan is to be the lesser of (i) $17.5 million, (ii) 65% of the total cost of construction of the new facility or (iii) 65% of the total appraised value of the Fair Grounds Race Course which value is $29 million according to an appraisal prepared in October 1994 on behalf of FNBC. The interim construction loan is to bear interest at the prime rate plus 1/2% per annum, with interest payable monthly, and the entire principal balance and all accrued and unpaid interest payable upon the earlier of one year from the date of the loan or the completion of construction. The term loan is to be in an amount equal to the outstanding principal balance due on the construction loan on the maturity date thereof, and is to bear interest at the prime rate plus 1% per annum. The term loan is to be payable in monthly installments of principal and interest, based on a 15 year amortization; however, the loan would mature five years from the closing of the interim construction loan. Notwithstanding such payment terms, the minimum debt service on the loan would not be less than $2.5 million during any year in which the video poker franchise tax exemptions described above are available to the Company.

The commitment from FNBC provides that the interim construction loan and term loan are to be secured by, among other things, the following: (i) a mortgage lien and security interest in all land, buildings, equipment, fixtures, furnishings and improvements at both the Fair Grounds Race Course and at the former Jefferson Downs racing facility; (ii) a security interest in and assignment of the video poker franchise tax exemptions described above; (iii) an assignment of all contracts to operate the Company's tele-tracks; (iv) a security interest in and pledge of the common shares of the Company held by the Masoni Trust and the Krantz family; and (v) a security interest in and pledge of all insurance proceeds, which are to be applied upon receipt as a mandatory prepayment of the loan.

The commitment from FNBC is subject to the execution and delivery of definitive documentation, and to several other conditions, including a satisfactory appraisal and environmental assessment of the Fair Grounds Race Course and the former Jefferson Downs Racing facility. The commitment from FNBC provides that the interim construction loan was to have closed on or before March 31, 1995; however, the parties agreed to an extension. The Company and FNBC currently are discussing certain issues which have arisen concerning the value of the collateral which is to secure the FNBC financing and the provision of additional collateral. A date for the closing of such financing has not been determined.

At April 30, 1995, the Company owed an aggregate principal amount of $2 million to Louie J. Roussel, III, who holds a collateral mortgage on the Company's real property and equipment. The Company has agreed with Mr. Roussel, III that the entire balance of such indebtedness will be paid from the proceeds of the FNBC financing.

In the event that all of the financing described above is obtained, the Company believes that it will be able to complete the construction of its new facility as presently planned, and that cash from operations together with the annual video poker franchise tax exemptions, will be sufficient to pay the principal of, and interest on, such indebtedness. It should be noted that the Company currently is negotiating the terms and conditions of the definitive agreements relating to such financing, and there can be no assurance that the definitive agreements will be executed or, if executed, will be in accordance with the terms described above.

Moreover, in the event the Company and FNBC are unable to reach an understanding regarding the value of the collateral to secure the FNBC financing or if the Company is unable to arrange for additional collateral if needed, no assurance can be given that all or any part of such financing will be provided by FNBC or that the Company will be able to obtain alternative sources for such financing. The Company is entirely dependent on the anticipated financing described herein (or similar financing from alternative sources) to complete the new facility.

In the event that the anticipated financing (or similar financing from alternative sources) is not obtained, the Company intends to halt the construction of the new racing facility and continue its off-track and (commencing in November 1995) live racing operations at its tele-track and temporary tent facilities. Although such an alternative would not be desirable, the Company believes that it would be the best course to follow under the circumstances and believes that cash from operations and short-term financing which the Company believes would be available would be sufficient to allow the Company to maintain racing operations at their current levels for the next 12 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 1995 AND 1994


REVENUES. During the quarters ended April 30, 1995 and 1994, the Company derived its pari-mutuel income and other operating revenues by conducting live racing meets of 39 and 41 days, respectively, and in the operation of tele-tracks for off-track wagering.

The Company's net income for the quarter ended April 30, 1995 was $464,760 compared to net income of $2,203,199 for the quarter ended April 30, 1994. The significant difference in net income for the two quarters is the direct result of the Company's recognition during 1994 of an extraordinary gain of $2.16 million attributable to the Company's claims for insurance proceeds arising from the December 1993 fire.

The Company's income before extraordinary item for the quarter ended April 30, 1995 was $464,760 compared to $43,106 for the quarter ended April 30, 1994. The increase in income in the current quarter is attributable to an increase in host track fee revenue and an increase in other income for the quarter ended April 30, 1995.

For the quarter ended April 30, 1995, the Company experienced an 11.7% decline in total pari-mutuel wagering and a 7.9% decline in total attendance from the comparable fiscal quarter in the prior fiscal year. The declines in total wagering and total attendance are due to fewer live racing days in the current quarter continued use of the temporary facilities, and continued competition from other local gaming venues.

Comparative pari-mutuel wagering and attendance figures for the quarters ended April 30, 1995 and 1994 are as follows:


                                  For the Quarter Ended April 30
                                  ------------------------------
                                      1995              1994
                                  ------------      ------------
Pari-mutuel wagering
   On-track                        $11,828,136       $13,897,617
   Off-track                        12,227,646        13,361,184
                                   -----------       -----------
   Total wagering                  $24,055,782       $27,258,801
                                   ===========       ===========

Total attendance                       134,064           145,505
                                   ===========       ===========

As a result of the declines in pari-mutuel wagering and attendance, almost all components of the Company's operating revenues declined from the quarter ended April 30, 1994. One component of operating revenues, however, increased significantly over the quarter ended April 30, 1994, impacting net income directly since there are no corresponding expenses associated with such revenues. Host track fees increased significantly over the fiscal 1994 quarter. Host track fee revenue increased $209,374 or 22.1% as a result of a significant increase in out-of-state wagering on the Company's live races. Out-of-state simulcasting for the quarter ended April 30, 1995 increased $25 million, for a total of $45 million in the current quarter.

RACE RELATED EXPENSES. For the quarter ended April 30, 1995, race related expenses decreased $576,661 or 8.5% from the previous comparable quarter primarily as a result of the corresponding declines in operating revenue.

GENERAL AND ADMINISTRATIVE EXPENSES. For the quarter ended April 30, 1995 general and administrative expenses increased $220,039 or 24.2% from the prior comparable quarter primarily due to the Company's recognition of a $200,000 reversal of a litigation judgment in the quarter ended April 30, 1994.

OTHER INCOME AND EXPENSES. For the quarter ended April 30, 1995 other income and expenses increased $529,522 or 108% from the previous comparable quarter primarily due to the Company's recognition of a $560,290 loss on sale of equity investments in the comparable quarter in the prior fiscal year. This loss was partially offset in the prior quarter by a significantly higher Jazz and Heritage Festival revenue due to the timing of the festival. For the quarter ended April 30, 1995, the Company reported revenues of only three days of Jazz Festival activity compared to six days of activity in the quarter ended April 30, 1994. Revenue for the remaining 1995 Jazz Festival will be recorded in the quarter ending July 31, 1995. In addition, in fiscal quarter ended April 30, 1995, the Company recorded as revenue, a late payment penalty received from one of its insurance carriers.


COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 1995 AND 1994

REVENUES. During the six month period ended April 30, 1995 and 1994, the Company derived its pari-mutuel income by conducting live racing meets of 87 and 77 days, respectively, and in the operation of tele-tracks for off-track wagering. The significant increase in the number of racing days in the current period is attributable to the suspension of operations during the racing season in the previous comparable period in the prior fiscal year as a result of the December 17, 1993 fire.

The Company's net income for the six months ended April 30, 1995 was $608,059 as compared to net income of $14,208,161 for the six months ended April 30, 1994. The significant decrease in net income for the six months ended April 30, 1995 is the direct result of the Company's recognition of an extraordinary gain in the previous fiscal period attributable to the Company's claims for insurance proceeds arising from the December 1993 fire. The Company recorded in the six months ended April 30, 1994, an extraordinary gain of $14.3 million, comprised of insurance proceeds of $18,839,006, partially offset by a loss of $4,516,204, which was the net book value of assets destroyed by the fire.

The Company's income before extraordinary item for the six months ended April 30, 1995 was $504,059 as compared to a net loss of $114,641 for the six months ended April 30, 1994. The significant increase in income is primarily the result of increased host track fee revenue and other income.

For the six months ended April 30, 1995, the Company reported a 4.6% decline in total pari-mutuel wagering and a 3.8% decline in total attendance from the six months ended April 30, 1994. Comparative pari-mutuel wagering and attendance figures for the six months ended April 30, 1995 and 1994 are as follows:


                                 For the Six Months Ended April 30
                                 ---------------------------------
                                      1995              1994
                                  ------------      ------------
Pari-mutuel wagering
   On-track                        $25,134,326       $26,110,964
   Off-track                        22,460,426        23,674,113
                                   -----------       -----------
   Total wagering                  $47,594,752       $49,785,077
                                   ===========       ===========

Total attendance                       268,535           279,292
                                   ===========       ===========


Despite the declines in the Company's pari-mutuel wagering and attendance, total operating revenues for the six months ended April 30, 1995 increased $302,186 or 2.2% from the six months ended April 30, 1994. Operating revenues increased in the current period as a result of an increase in host track fee revenue. This increase was partially offset by declines in commission income and other operating revenues.

Host track fee revenue increased $679,763 or 36.4% from the previous comparable period due to a significant increase in out-of-state simulcasting on the Company's live races. For the six months ended April 30, 1995, the Company reported $92 million in out-of-state simulcasting compared to $42 million for the six months ended April 30, 1994.

Race related expenses for the six months ended April 30, 1995 increased $84,702 or .69% from the six months ended April 30, 1994. Many components of race related expenses fluctuated unfavorably in the current period, including contracts and services, depreciation expense, concessions cost of sales, and repairs and maintenance. Contracts and services for the current period increased $242,274 or 21% from the previous comparable period due to the ten additional race days and an increase in services related to the temporary facility. Depreciation expense increased $152,167 or 17.4% primarily due to depreciation associated with the $2.68 million temporary tent facility. The current period reports six months of depreciation associated with the temporary facility compared to three months in the previous comparable period. Concessions cost of sales as a percent to revenue increased from 40% to 44% in the current period primarily due to higher cost of sales as a result of operating in the temporary facility. Repairs and maintenance expense increased $45,440 or 32.2% as a result of electrical repair work to the Company's totalisator board. The above increases in these race related expenses were partially offset by declines in purses, salaries and related taxes and benefits and miscellaneous expense.

GENERAL AND ADMINISTRATIVE EXPENSE. For the six months ended April 30, 1995 general and administrative expenses increased $202,890 or 11.5% from the six months ended April 30, 1994 due to an increase in legal, audit and director fees of $188,872 or 57.3%, an increase in contracts and services of $29,150 or 39.7%, an increase in office expense of $30,202 or 19.6%, and an increase in miscellaneous expense of $45,118 or 31.2%. Legal, audit and director fees increased primarily due to litigation with the Company's insurance carriers. Contracts and services increased due to outside services related to obtaining financing for construction. Office expense increased in the current period primarily due to an increase in telephone expense related to increased out-of-state activity. Miscellaneous expense increased primarily due to expenses related to obtaining financing.

OTHER INCOME (EXPENSE). For the six months ended April 30, 1995, the Company realized a favorable increase in other income of $604,106 or 275.4% from the comparable period in the previous fiscal year. The favorable increase is primarily the result of the Company's recognition of a $560,290 loss on sale of equity investments for the six months ended April 30, 1994. This loss was partially offset by higher net Jazz & Heritage Festival income during the fiscal 1994 period than in 1995. In addition, in fiscal quarter ended April 30, 1995, the Company recorded as revenue, a late payment penalty received from one of its insurance carriers.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS. Cash and cash equivalents decreased $6,892,111 during the six months ended April 30, 1995, compared to an increase of $3,679,290 during the comparable period in the previous fiscal year. The decrease in cash and cash equivalents for the six months ended April 30, 1995 was the result of cash used for operating activities of $3,129,215 and cash used for investing activities of $3,762,896. The cash used for operating activities was primarily to pay purses during the live racing season. The cash used for investing activities was for capital expenditures for the new tele-track facility, as well as capital expenditures for the new grandstand foundation.

As of June 15, 1995, the Company has received $19,478,791 in insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers. As previously reported, the Company has filed suit against certain of its insurance carriers seeking to recover an additional $14.7 million under its insurance policies.

The Company has completed the construction of a tele-track facility at the Fair Grounds Race Course at a cost of $3.2 million and has begun construction on the new grandstand and clubhouse facility. The total costs of the facility, together with furniture, fixtures, equipment, and certain fees and permit costs, is currently anticipated to be approximately $24.3 million, in addition to the cost of the tele-track facility. Management believes the grandstand will be open to the public in mid-January 1996 if the Company is able to complete promptly the arrangements for the financing discussed below.

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

As of April 30, 1995, the Company had spent approximately $4.8 million in connection with the construction of the new grandstand facility. It is presently anticipated that the Company will require approximately $19.5 million to complete such construction. As previously reported, the Company has received commitments from several sources for financing in the aggregate amount of $20 million, including: (i) a commitment from First National Bank of Commerce ("FNBC") of New Orleans, for construction and term loan financing in the principal amount of $17.5 million; (ii) a commitment from Video Services, Inc. ("VSI") to make a non-interest bearing loan to the Company in the principal amount of $1.5 million, which is conditioned upon the closing of the FNBC financing; and (iii) a commitment from Marie G. Krantz to make a subordinated loan to the Company in the principal amount of $1.0 million. The Company is also having discussions with AutoTote concerning a possible subordinate loan or advance of approximately $2.5 million.

The commitment from FNBC is subject to the execution and delivery of definitive documentation, and to several other conditions, including a satisfactory appraisal and environmental assessment of the Fair Grounds Race Course and the former Jefferson Downs Racing facility. The commitment from FNBC provides that the interim construction loan was to have closed on or before March 31, 1995; however, the parties agreed to an extension. The Company and FNBC currently are discussing certain issues which have arisen concerning the value of the collateral which is to secure the FNBC financing and the provision of additional collateral. A date for the closing of such financing has not been determined.

At April 30, 1995, the Company owed an aggregate principal amount of $2 million to Louie J. Roussel, III, who holds a collateral mortgage on the Company's real property and equipment. The Company has agreed with Mr. Roussel, III that the entire balance of such indebtedness will be paid from the proceeds of the FNBC financing.

In the event that all of the financing described above is obtained, the Company believes that it will be able to complete the construction of its new facility as presently planned, and that cash from operations together with the annual video poker franchise tax exemptions, will be sufficient to pay the principal of, and interest on, such indebtedness. It should be noted that the Company currently is negotiating the terms and conditions of the definitive agreements relating to such financing, and there can be no assurance that the definitive agreements will be executed or, if executed, will be in accordance with the terms described above.

Moreover, in the event the Company and FNBC are unable to reach an understanding regarding the value of the collateral to secure the FNBC financing or if the Company is unable to arrange for additional collateral if needed, no assurance can be given that all or any part of such financing will be provided by FNBC or that the Company will be able to obtain alternative sources for such financing. The Company is entirely dependent on the anticipated financing described herein (or similar financing from alternative sources) to complete the new facility.

In the event that the anticipated financing (or similar financing from alternative sources) is not obtained, the Company intends to halt the construction of the new racing facility and continue its off-track and (commencing in November 1995) live racing operations at its tele-track and temporary tent facilities. Although such an alternative would not be desirable, the Company believes that it would be the best course to follow under the circumstances, and believes that cash from operations and short-term financing which the Company believes would be available would be sufficient to allow the Company to maintain racing operations at their current levels for the next 12 months.

The temporary land-based casino in downtown New Orleans opened in May 1995 and construction of the permanent facility has commenced. While the Company believes that its results of operations have been adversely affected by increased competition in the gaming industry, it does not believe that to date it has experienced any additional adverse impact from the land based casino.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


27 - Financial Data Schedule (for SEC use only)

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FAIR GROUNDS CORPORATION
                                      ----------------------------
                                      (Registrant)



Date: July 13, 1995                By: s\ Bryan G. Krantz
     --------------------             ----------------------------
                                      Bryan G. Krantz
                                      President



Date: July 13, 1995                By: s\ Gordon M. Robertson
     --------------------             ----------------------------
                                      Gordon M. Robertson
                                      Chief Financial Officer