Form 10-Q
period 1995-07-31
FAIR GROUNDS CORP
filed 1995-12-07
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended July 31, 1995                   Commission File Number O-7607
                  -------------                                          ------


                            FAIR GROUNDS CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)



        Louisiana                                                                72-0361770
-------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)


1751 Gentilly Blvd., New Orleans, LA                                                                 70119
-------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                           (Zip Code)


Registrant's telephone number including area code     (504) 944-5515
                                                      --------------

Not Applicable
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)



Indicate by a check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                                              x      Yes              No
                                           ---------        ---------



        468,180 Common Shares were outstanding as of September 25, 1995

                            FAIR GROUNDS CORPORATION

                                     INDEX


                                                                                                                      Page
                                                                                                                      ----
PART I.    FINANCIAL INFORMATION

           Item 1.        Financial Statements

                          Balance Sheet, July 31, 1995 (Unaudited)
                          and Balance Sheet, October 31, 1994                                                           1

                          Statements of Operations and Retained
                          Earnings for the Three Months Ended
                          July 31, 1995 and 1994 (Unaudited)                                                            3

                          Statements of Operations and Retained
                          Earnings for the Nine Months Ended
                          July 31, 1995 and 1994 (Unaudited)                                                            6

                          Statements of Cash Flows for the Nine
                          Months Ended July 31, 1995 and 1994
                          (Unaudited)                                                                                   9

                          Notes to Financial Statements (Unaudited)                                                    11

           Item 2.        Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                                          17


PART II.   OTHER INFORMATION

           Item 4.        Submission of Matters to a Vote of Security Holders                                          25

           Item 6.        Exhibits and Reports on Form 8-K                                                             25


SIGNATURES                                                                                                             26


                                     PART I
                             FINANCIAL INFORMATION

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS


                                                                          (Unaudited)
                                                                            July 31               October 31
                                                                              1995                    1994
                                                                          -----------             -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                            $ 2,600,827              $8,039,310
     Restricted cash                                                          150,000                     -
     Investment securities - available for sale                               892,686               1,376,297
     Accounts receivable                                                      721,405                 691,760
     Insurance proceeds receivable                                                -                   487,341
     Inventory                                                                 76,827                  73,858
     Deferred income taxes                                                     20,940                  20,940
     Refundable income taxes                                                      -                   566,289
     Prepaid expenses                                                         627,313                 360,387
                                                                          -----------             -----------

          Total Current Assets                                              5,089,998              11,616,182
                                                                          -----------             -----------

OTHER ASSETS                                                                   35,749                  34,574
                                                                          -----------             -----------

PROPERTY, PLANT AND EQUIPMENT
     Buildings and improvements                                            13,798,547              10,206,873
     Construction in progress                                               8,924,814               4,723,474
     Land improvements                                                      4,219,997               4,188,282
     Temporary facilities                                                   2,679,369               2,680,917
     Machinery and equipment                                                  828,343                 680,562
     Automotive equipment                                                     783,642                 783,642
     Furniture and fixtures                                                   171,597                 155,672
                                                                          -----------             -----------

          Total                                                            31,406,309              23,419,422

     Less: accumulated depreciation
          and amortization                                                 13,431,924              11,886,137
                                                                          -----------             -----------

     Depreciable property - net                                            17,974,385              11,533,285
     Land                                                                   3,286,281               3,286,281
                                                                          -----------             -----------

          Property - net                                                   21,260,666              14,819,566
                                                                          -----------             -----------

          TOTAL ASSETS                                                    $26,386,413             $26,470,322
                                                                          ===========             ===========





(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                                                          (Unaudited)
                                                                            July 31               October 31
                                                                              1995                    1994
                                                                          -----------             -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                        $ 4,150,000             $ 1,000,000
     Accounts payable                                                       1,095,542                 694,827
     Contracts payable                                                      1,519,117               1,654,820
     Accrued liabilities:
          Deferred purses                                                   3,428,550               5,500,485
          Property taxes                                                      126,549                 300,000
          Uncashed mutuel tickets                                             192,557                 284,388
          Other                                                               241,106                 247,009
     Deferred revenues                                                         49,480                  53,580
                                                                          -----------             -----------

          Total Current Liabilities                                        10,802,901               9,735,109
                                                                          -----------             -----------

NOTES PAYABLE                                                                     -                 1,000,000

DEFERRED INCOME TAXES                                                       4,283,837               4,199,886
                                                                          -----------             -----------

          TOTAL LIABILITIES                                                15,086,738              14,934,995
                                                                          -----------             -----------

COMMITMENTS AND CONTINGENCIES                                                     -                       -
                                                                          -----------             -----------

STOCKHOLDERS' EQUITY
     Capital stock - no par value;
          authorized 600,000 shares,
          issued and outstanding
          469,940 shares                                                    1,525,092               1,525,092
     Additional paid-in-capital                                             1,942,350               1,942,350
     Retained earnings                                                      7,947,033               8,113,858
     Unrealized loss on investment
          securities - available for sale                                     (68,827)                    -
                                                                          -----------             -----------

          Total                                                            11,345,648              11,581,300

     Less: treasury stock at cost,
          1,760 shares                                                        (45,973)                (45,973)
                                                                          -----------             -----------

          TOTAL STOCKHOLDERS' EQUITY                                       11,299,675              11,535,327
                                                                          -----------             -----------


          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                       $26,386,413             $26,470,322
                                                                          ===========             ===========



See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               For the Three Months Ended July 31, 1995 and 1994
                                  (Unaudited)

                                                                             1995                    1994
                                                                          -----------            ------------
REVENUES
     Pari-mutuel commissions                                              $ 3,305,025             $ 3,700,579
     Breakage                                                                  90,690                  93,191
     Uncashed mutuel tickets                                                  102,892                 153,451
                                                                          -----------             -----------

          Total                                                             3,498,607               3,947,221

     Less: pari-mutuel tax                                                    509,144                 543,320
                                                                          -----------             -----------

     Commission income                                                      2,989,463               3,403,901
     Host track fees                                                              -                    32,150
                                                                          -----------             -----------

          Total Mutuel Income                                               2,989,463               3,436,051

     Concessions                                                              239,459                 236,500
     Video poker (net)                                                        163,573                 194,595
     Admissions (net of taxes)                                                102,899                  34,897
     Programs and forms                                                       237,773                 356,319
     Miscellaneous                                                             99,912                 131,855
                                                                          -----------             -----------

          Total Operating Revenues                                          3,833,079               4,390,217
                                                                          -----------             -----------

RACING EXPENSES
     Purses                                                                 1,216,487               1,315,065
     Salaries and related taxes
          and benefits                                                        905,737                 929,108
     Contracts and services                                                   261,362                 296,032
     Host track fees                                                          511,229                 542,449
     Depreciation                                                             517,484                 643,018
     Cost of sales - concessions                                               97,082                 108,487
     Utilities                                                                141,599                 113,399
     Repairs and maintenance                                                   82,403                  81,812
     Program paper, forms and other
          supplies                                                            318,022                 366,026
     Advertising and promotion                                                 72,562                  68,095
     Rent                                                                      66,798                  62,700
     Miscellaneous                                                             98,722                  60,166
                                                                          -----------             -----------

          Total Racing Expenses                                             4,289,487               4,586,357
                                                                          -----------             -----------




(Continued)

                            FAIR GROUNDS CORPORATION
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (CONTINUED)
               For the Three Months Ended July 31, 1995 and 1994
                                  (Unaudited)

                                                                             1995                    1994
                                                                          -----------            ------------
GENERAL AND ADMINISTRATIVE EXPENSES

     Salaries and related taxes and benefits                              $   299,784             $   305,237
     Insurance                                                                211,494                 186,692
     Property taxes                                                            86,702                  66,183
     Legal, audit and director fees                                           203,615                 249,290
     Contracts and services                                                    33,452                  48,096
     Office expenses                                                           77,210                  76,413
     Miscellaneous                                                             45,251                  90,060
                                                                          -----------             -----------
          Total General and
          Administrative Expenses                                             957,508               1,021,971
                                                                          -----------             -----------

LOSS FROM OPERATIONS                                                       (1,413,916)             (1,218,111)
                                                                          -----------             -----------

OTHER INCOME (EXPENSE)

     Jazz and Heritage Festival income                                        679,492                 193,909
     Loss on sale of equity investments                                           -                   (44,072)
     Gain (Loss) on sale of investments                                         3,036                 (15,151)
     Interest expense                                                         (50,259)                (50,383)
     Interest income                                                            5,934                 102,349
     Equity in earnings from
          unconsolidated investments
          in affiliates                                                           -                    (1,149)
     Insurance related settlements                                                829                     -
                                                                          -----------             -----------

LOSS BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                                                      (774,884)             (1,032,608)

     Provision for income taxes                                                   -                       -
                                                                          -----------             -----------

LOSS BEFORE EXTRAORDINARY
     ITEM (per share - 1995 $(1.66),
     1994 $(2.20))                                                           (774,884)             (1,032,608)
                                                                          -----------             -----------

Extraordinary item - gain from
     fire (no income tax effect)                                                  -                   117,474
                                                                          -----------             -----------

NET LOSS (per share - 1995
     $(1.66), 1994 $(2.20))                                                  (774,884)               (915,134)

RETAINED EARNINGS,
     BEGINNING OF PERIOD                                                    8,721,917              14,608,090

CASH DIVIDENDS PAID                                                               -                       -
                                                                          -----------             -----------

RETAINED EARNINGS,
     END OF PERIOD                                                        $ 7,947,033             $13,692,956
                                                                          ===========             ===========

(Continued)

                            FAIR GROUNDS CORPORATION
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (CONTINUED)
               For the Three Months Ended July 31, 1995 and 1994
                                  (Unaudited)

                                                                             1995                    1994
                                                                          -----------            ------------
CASH DIVIDENDS PER SHARE                                                  $       -               $       -
                                                                          ===========             ===========

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                                       469,940                 469,940
                                                                          ===========             ===========





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                For the Nine Months Ended July 31, 1995 and 1994
                                  (UNAUDITED)

                                      1995           1994
                                    88 Days of     77 Days of
                                   Live Racing    Live Racing
                                   -----------    -----------
REVENUES

   Pari-mutuel commissions         $12,902,948    $13,604,838
   Breakage                            283,107        273,101
   Uncashed mutuel tickets             215,638        275,561
                                   -----------    -----------

      Total                         13,401,693     14,153,500

   Less: pari-mutuel tax             1,808,138      2,014,149
                                   -----------    -----------

   Commission income                11,593,555     12,139,351
   Host track fees                   2,549,567      1,901,954
                                   -----------    -----------

      Total Mutuel Income           14,143,122     14,041,305

   Concessions                       1,387,169      1,379,416
   Video poker (net)                   539,485        653,154
   Admissions (net of taxes)           258,666        336,207
   Parking                              14,401         36,992
   Programs and forms                1,012,862      1,155,561
   Miscellaneous                       498,078        506,100
                                   -----------    -----------

      Total Operating Revenues      17,853,783     18,108,735
                                   -----------    -----------

RACING EXPENSES

   Purses                            4,947,293      5,172,088
   Salaries and related taxes
      and benefits                   4,015,209      4,111,786
   Contracts and services            1,637,396      1,429,792
   Host track fees                   1,011,072      1,020,384
   Depreciation                      1,545,787      1,519,154
   Cost of sales - concessions         602,413        566,199
   Utilities                           469,506        584,414
   Repairs and maintenance             268,842        222,811
   Program paper, forms and other
      supplies                       1,016,823      1,111,962
   Advertising and promotion           565,623        563,829
   Rent                                192,696        184,900
   Miscellaneous                       392,153        389,662
                                   -----------    -----------

      Total Racing Expenses         16,664,813     16,876,981
                                   -----------    -----------



(Continued)

                            FAIR GROUNDS CORPORATION
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (CONTINUED)
                For the Nine Months Ended July 31, 1995 and 1994
                                  (Unaudited)

                                                                             1995                    1994
                                                                          88 Days of              77 Days of
                                                                          Live Racing             Live Racing
                                                                          -----------             -----------
GENERAL AND ADMINISTRATIVE EXPENSES

     Salaries and related taxes
          and benefits                                                    $   957,635             $   933,212
     Insurance                                                                644,800                 650,548
     Property taxes                                                           153,761                 234,911
     Legal, audit and director fees                                           722,271                 579,074
     Contracts and services                                                   135,983                 121,477
     Office expenses                                                          260,939                 229,940
     Litigation judgment                                                     (188,109)               (200,000)
     Miscellaneous                                                            235,016                 234,707
                                                                          -----------             -----------
          Total General and
          Administrative Expenses                                           2,922,296               2,783,869
                                                                          -----------             -----------

LOSS FROM OPERATIONS                                                       (1,733,326)             (1,552,115)
                                                                          -----------             -----------

OTHER INCOME (EXPENSE)

     Jazz and Heritage Festival income                                      1,153,083               1,116,741
     Loss on sale of equity investments                                           -                  (604,362)
     Gain (Loss) on sale of investments                                         3,036                 (15,151)
     Interest expense                                                        (147,968)               (292,625)
     Interest income                                                           87,756                 140,414
     Equity in earnings from
          unconsolidated investments
          in affiliates                                                           -                    59,849
     Insurance related settlements                                            366,594                     -
                                                                          -----------             -----------

LOSS BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                                                  (270,825)             (1,147,249)

     Provision for income taxes                                                   -                       -

NET LOSS BEFORE EXTRAORDINARY
     ITEM (per share - 1995 ($(0.58),
     1994 $(2.44))      (270,825)                                          (1,147,249)

Extraordinary item - gain from
     fire (no income tax effect)                                                  -                14,440,276
                                                                          -----------             -----------

CHARGE FOR CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING
     FOR INVESTMENTS                                                          104,000                     -
                                                                          -----------             -----------

NET INCOME (LOSS) (per share - 1995
     $(.35), 1994 $28.29)                                                    (166,825)             13,293,027

(Continued)

                            FAIR GROUNDS CORPORATION
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (CONTINUED)
                For the Nine Months Ended July 31, 1995 and 1994
                                  (Unaudited)

                                                                             1995                    1994
                                                                          88 Days of              77 Days of
                                                                          Live Racing             Live Racing
                                                                          -----------             -----------
RETAINED EARNINGS,
     BEGINNING OF PERIOD                                                    8,113,858                 399,929


CASH DIVIDENDS PAID                                                               -                       -
                                                                          -----------             -----------

RETAINED EARNINGS,
     END OF PERIOD                                                        $ 7,947,033             $13,692,956
                                                                          ===========             ===========

CASH DIVIDENDS PER SHARE                                                  $       -               $       -
                                                                          ===========             ===========

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                                       469,940                 469,940
                                                                          ===========             ===========





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
                For the Nine Months Ended July 31, 1995 and 1994
                                  (Unaudited)


                                                                              1995                    1994
                                                                          -----------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                    $  (166,825)            $13,293,027
                                                                          -----------             -----------

     Adjustments to reconcile net income
          (loss) to net cash used for
          operating activities:
          Extraordinary item - gain from
               fire                                                               -               (14,440,276)
          Depreciation                                                      1,545,787               1,519,154
          Provision for deferred taxes                                         83,951                     -
          Minority interest in operations                                                                 -
          Equity in earnings from
               unconsolidated investments
               in affiliates                                                      -                   (59,849)
          Loss on sale of equity investments                                      -                   604,362
          Loss on advance to affiliate                                            -                     7,500
          Change in assets and liabilities:
          (Increase) decrease in:
               Accounts receivable                                            (29,645)               (294,281)
               Insurance proceeds receivable                                  487,341                     -
               Inventory                                                       (2,969)                 28,282
               Prepaid expenses                                              (266,926)                135,085
               Restricted cash                                               (150,000)             (2,718,768)
               Refundable income taxes                                        566,289                  61,479
          Increase (decrease) in:
               Accounts payable and
                    accrued liabilities                                       (6,173)                  57,452
               Deferred revenue                                               (4,100)                  34,220
               Deferred purses                                             (2,071,935)             (1,700,922)
               Litigation judgment                                                -                  (200,000)
                                                                          -----------             -----------
                    Total adjustments                                         151,620             (16,966,562)
                                                                          -----------             -----------

          Net cash used for operating
            activities                                                        (15,205)             (3,673,535)
                                                                          -----------             -----------

CASH FLOWS FROM (USED FOR)
     INVESTING ACTIVITIES

          Capital expenditures                                             (7,986,887)             (4,747,047)
          Proceeds from sale of investment
               securities - available for sale                                414,784                     -
          Acquisition of partnership interest,
               net of cash acquired                                               -                      (172)
          Proceeds from insurance claims                                          -                18,838,556

(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                For the Nine Months Ended July 31, 1995 and 1994
                                  (Unaudited)


                                                                              1995                    1994
                                                                          -----------            ------------
          Payments to vendors on insurance claims                                 -                  (138,990)
          Proceeds from sale of equity investments
               in affiliates                                                      -                   535,000
          Payment to affiliate for sale
               of investments                                                     -                  (214,000)
          Repayments on loans to affiliates                                       -                     2,802

          Deposits                                                             (1,175)                   (790)
                                                                          -----------             -----------

          Net cash provided by (used for)
               investing activities                                        (7,573,278)             14,275,359
                                                                          -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from short-term borrowings                                  $ 3,150,000             $ 1,000,000
     Principal repayments of long term
          borrowings                                                              -                (5,000,000)
     Repayments of short-term borrowings                                   (1,000,000)               (777,777)
                                                                           ----------              ----------

     Net cash (used for) provided by
          financing activities                                              2,150,000              (4,777,777)
                                                                          -----------             -----------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                  (5,438,483)              5,824,047

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                    8,039,310               4,368,034
                                                                          -----------             -----------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                        $ 2,600,827             $10,192,081
                                                                          ===========             ===========

SUPPLEMENTAL DISCLOSURES:

     Interest paid                                                        $   147,968             $   292,625
                                                                          ===========             ===========

NON-CASH ACTIVITY:

     Net assets destroyed by fire                                         $       -               $ 4,259,290
                                                                          ===========             ===========



See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                For the Nine Months Ended July 31, 1995 and 1994
                                  (Unaudited)


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

As a result of the fire, the Company recorded in the nine months ended July 31, 1994 an extraordinary gain of $14.4 million, resulting from insurance proceeds in excess of the net book value of the assets destroyed by the fire.

At October 31, 1993, the Company owed, in the aggregate, the principal amount of $7,000,000 to Louie J. Roussel, III and Victory Life Insurance Company, who held collateral mortgages on the Company's equipment and real property as security for the debt. As a result of the fire, Mr. Roussel, III and Victory Life Insurance Company renegotiated the indebtedness and during 1994, the Company paid $5,000,000 of the debt using proceeds of the Company's fire insurance. The Company was scheduled to pay an additional $1 million by March 31, 1995, however, a verbal agreement was made whereby Mr. Roussel agreed to be paid the remainder of the note balance out of the proceeds of the FNBC financing as discussed further in Note 2 below.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

FIRE RELATED LITIGATION

The Company is a party to a number of legal proceedings which have arisen as a result of the December 1993 fire or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire-related proceedings:

1. On May 14, 1994 the Company filed an action in the 24th Judicial District Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers"), Powell Insurance Agency and others. The Company contends that the insurance policy provided by Travelers provides the Company with blanket coverage in the amount of $24.1 million in excess of the $10 million of underlying coverage provided by Allianz Underwriters Insurance Company ("Allianz") and Royal Indemnity Company ("Royal"); accordingly, the Company maintains that Travelers is liable for the difference between $24.1 million and the amount already paid (approximately $9.4 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contends that, in the event the court determines that the amount of coverage is less than that claimed by the Company, then Powell Insurance Agency, Cooney, Rikard & Curtain, Inc., and their respective insurers are liable to the Company for any damages. Travelers' position is that the excess policy did not provide blanket coverage, and that its liability under such policy is limited to the amount which it has already paid.

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

The total amount of funds required for the construction of the new tele-track and grandstand facility is approximately $27.5 million. Of such total amount, the Company had, as of July 31, 1995, incurred expenses of approximately $12.2 million to complete debris removal, construct the tele-track facility and commence construction of the grandstand facility.

As previously reported, the Company had received and accepted a commitment letter dated February 6, 1995 from First National Bank of Commerce of New Orleans (FNBC) for a non-revolving line of credit to be used as an interim construction loan, convertible to a term loan. The principal amount of the loan was to have been $17.5 million. The commitment from FNBC provided that the interim construction loan was to have closed on or before March 31, 1995; however, the parties agreed to an extension. As of this date, the Company and FNBC have not closed the loan. As a result, construction on the new grandstand/clubhouse facility has been curtailed.

The date for the closing of the loan from FNBC has been delayed until after the Louisiana legislative session which begins in April 1996. FNBC has indicated that the principal reason for the delay is FNBC's concern with restrictions on and the possible elimination of video poker gaming in the State of Louisiana. It is intended that the video poker franchise tax monies generated by the Company and its teletracks would be used by the Company for the repayment of the FNBC loan, in accordance with the 1994 emergency tax relief legislation described above; accordingly, any change in the video poker gaming laws which restricts or limits video poker as a source of revenue may have an adverse impact on such source of repayment.

At July 31, 1995, the Company owed an aggregate principal amount of $2 million to Louie J. Roussel, III, who holds a collateral mortgage on the Company's real property and equipment. Of such principal amount, $1 million was due and payable in March 1995 and $1 million is due and payable in March 1996. Mr. Roussel, III and the Company agreed earlier in 1995 that the entire balance of such indebtedness would be paid from the proceeds of the permanent FNBC financing described herein. However, the Company has not discussed with Mr. Roussel, III any alternative arrangements in the event such financing is not forthcoming.

On July 17, 1995, FNBC provided a bridge loan to the Company in the amount of $2,150,000 for construction costs relating to the rebuilding of the grandstand and clubhouse facilities. The loan is a variable rate loan with interest at 0.5% over the New York prime rate. The loan is due and payable January 17, 1996. Loan proceeds in the amount of $150,000 are restricted and were placed in an escrow account for the purpose of funding future loan related costs. To date the Company has repaid approximately $655,000 of such bridge loan, utilizing revenues from video poker operations and the tax relief described above.

The Company and FNBC have continued their discussions concerning the permanent loan described above, and also have been discussing the possibility of FNBC providing additional bridge financing of up to $10 million in order for the Company to meet the construction obligations incurred to date, replenish operating monies used by the Company for construction purposes and pay its indebtedness to Mr. Roussel, III. As a result of such continuing discussions, on November 7, 1995, the Company borrowed $4 million from FNBC and utilized such proceeds to replenish operating monies, as described above. The loan bears interest at the rate of 9.25% per annum and is payable on January 17, 1996. There can be no assurance that any additional bridge loans in excess of the amounts already borrowed will be made available by FNBC. If the Company is unable to obtain such bridge financing from FNBC, there may be no other financing alternatives available.

Having obtained the bridge financing described above, the Company has commenced the racing season and intends to discuss with Mr. Roussel, III and the general contractor for the grandstand construction project the possibility of reaching an agreement concerning a payment schedule with respect to the amounts owed to such persons. There can be no assurance that any such understanding or agreement can be reached.

The curtailment of construction of the Company's new grandstand facility will cause the Company to hold its live racing meet for the 1995-96 season at its new off-track and temporary tent facilities. The Company anticipates that revenue generated from its upcoming live racing meet, together with a $1 million advance anticipated to be received in January 1996 from Video Services, Inc., will be sufficient to continue operations under current conditions through the end of the fiscal year which ends October 31, 1996. Additionally, due to the delay in construction of the new grandstand/clubhouse facility, management has implemented various cost cutting measures which the Company anticipates will save approximately $500,000 in expenses.

The Company is in the process of opening a new teletrack facility in the Metairie area. The new location will have approximately 50 video poker machines, and is anticipated to be opened in November 1995. The Company believes that this location will contribute net income to its overall operations.

NOTE 3 - NOTES PAYABLE

On July 17, 1995, First National Bank of Commerce of New Orleans provided a bridge loan to the Company in the amount of $2,150,000 for construction costs relating to the rebuilding of the grandstand and clubhouse facilities. The loan is a variable rate loan, with interest at 0.5% over the New York prime rate. The loan is due January 17, 1996. The bridge loan is currently being repaid with video poker franchise tax monies as provided for under the 1994 Emergency Relief Act discussed herein. Loan proceeds in the amount of $150,000 are restricted and were placed in an escrow account for the purpose of funding future loan related costs.

At July 31, 1995, the Company owed an aggregate principal amount of $2 million to Louie J. Roussel, III, who holds a collateral mortgage on the Company's real property and equipment. The Company has agreed with Mr. Roussel, III that the entire balance of such indebtedness will be paid from the proceeds of the FNBC financing.

On November 7, 1995, the Company borrowed $4 million from FNBC and utilized such proceeds to replenish operating monies, as described above. The loan bears interest at the rate of 9.25% per annum and is payable on January 17, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 1995 AND 1994

REVENUES. During the quarters ended July 31, 1995 and 1994, the Company derived its pari-mutuel income and other operating revenues by operating tele-tracks for off-track wagering.

The Company's loss for the quarter ended July 31, 1995 was $774,884 compared to a loss of $915,134 for the quarter ended July 31, 1994. The decline in loss for the quarter was due to an increase in other income partially offset by a decline in income from operations.

The decline in income from operations for the current quarter was primarily the result of declines in pari-mutuel wagering and attendance from the comparable fiscal 1994 quarter. Comparative pari-mutuel wagering and attendance figures for the quarters ended July 31, 1995 and 1994 are as follows:

                                                     1995                    1994
                                                  -----------             -----------
Total pari-mutuel wagering                        $16,702,466             $18,013,883
                                                  ===========             ===========

Total attendance                                       92,758                 110,115
                                                  ===========             ===========


The declines in pari-mutuel wagering and attendance in the current quarter are partially attributable to eight (8) fewer days of operation at the Company's facility during the month of May as a result of the timing of the New Orleans Jazz and Heritage Festival and continued competition from other local gaming venues.

As a result of the decline in wagering and attendance in the current quarter, most of the components of the Company's operating revenues declined.
Admissions revenue, however, increased due to the opening of the Company's new tele-track facility in December 1994. The Company now charges $1.00 for general admission and $2.00 for clubhouse admission in the new facility. In the previous comparable quarter, the Company offered its patrons free admission to the temporary facility.

RACING EXPENSES. Race related expenses declined $296,870 or 6.5% from the comparable quarter in 1994 as a result of a decline in wagering activity and as a result of a decline in depreciation expense in the current quarter. During the 1994 fiscal quarter, the Company made various adjustments to its depreciation expense as the Company's accounting records were reconstructed subsequent to the December 17, 1993 fire.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended July 31, 1995 declined $64,463 or 6.3% from the previous comparable quarter due to declines in legal, audit, and director fees and miscellaneous expense. These declines were partially offset by an increase in insurance expense and an increase in property tax expense.

OTHER INCOME. Other income for the current quarter increased $453,529 or 244.5% from the 1994 fiscal quarter primarily due to an increase in Jazz and Heritage Festival income of $485,583 or 250%. The significant increase in festival income is the result of the timing of the Jazz and Heritage Festival. For the quarter ended July 31, 1995, the Company reported income for four days of Jazz Festival activity compared to one day of activity in the quarter ended July 31, 1994.


COMPARISON OF THE NINE MONTHS ENDED JULY 31, 1995 AND 1994

REVENUES. During the nine-month periods ended July 31, 1995 and 1994, the Company derived its pari-mutuel income by conducting live racing meets of 88 and 77 days, respectively, and in the operation of tele-tracks for off-track wagering. The significant increase in the number of racing days in the current period is attributable to the suspension of operations during the racing season in the previous comparable period in the prior fiscal year as a result of the December 17, 1993 fire.

The Company's loss for the nine months ended July 31, 1995 was $166,825 compared to net income of $13,293,027 for the nine months ended July 31, 1994. The significant decrease in net income for the nine months ended July 31, 1995 was the direct result of the Company's recognition of an extraordinary gain in the previous fiscal period attributable to the Company's claims for insurance proceeds arising from the December 1993 fire. The Company recorded in the nine months ended July 31, 1994, an extraordinary gain of $14.4 million, comprised of insurance proceeds of $18,838,556, partially offset by a loss of $4,259,290, which was the net book value of assets destroyed by the fire.

The Company's loss before extraordinary item for the nine months ended July 31, 1995 was $270,825 as compared to a loss of $1,147,249 for the nine months ended July 31, 1994. The reduction in the amount of the loss was primarily the result of an increase in host track fee revenue and an increase in other income.

For the nine months ended July 31, 1995, the Company reported a

5.2% decline in total pari-mutuel wagering and a 7.2% decline in total attendance from the nine months ended July 31, 1994. Comparative pari-mutuel wagering and attendance figures for the nine months ended July 31, 1995 and 1994 are as follows:

                           1995                       1994
                        ----------                 ----------
Pari-mutuel wagering
     On-track           $25,134,326               $26,110,964
     Off-track           39,162,892                41,684,897
                        -----------               -----------

     Total wagering     $64,297,218               $67,795,861
                        ===========               ===========

     Total attendance       361,293                   389,407
                        ===========               ===========

The declines in the Company's pari-mutuel wagering and attendance in the current nine months contributed to the declines in all components of the Company's operating revenues, with the exception of host track fee revenue. Host track fee revenue increased $647,613 or 34% from the previous comparable period due to a significant increase in out-of-state simulcasting of the Company's live races. For the current year's racing meet, the Company reported $92 million in out-of-state simulcasting compared to $42 million for the previous year's racing meet.

RACING EXPENSES. Racing expenses for the nine months ended July 31, 1995 declined $212,168 or 1.3% from the nine months ended July 31, 1994. Many components of race related expenses fluctuated unfavorably in the current period, including contracts and services, concessions cost of sales, and repairs and maintenance. Contracts and services for the current period increased $207,604 or 14.5% from the previous comparable period due to the eleven additional race days and an increase in services related to the temporary facilities. Concessions cost of sales as a percent to revenue increased from 41% to 43.4% in the current period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended July 31, 1995 increased $138,427 or 49% from the previous comparable period in fiscal 1994 due to an increase in legal, audit and director fees, an increase in office expense, and an increase in contracts and services. These increases were partially offset by a decline in property taxes in the current quarter. Legal, audit and director fees increased $143,197 or 24.7% primarily due to litigation with the Company's insurance carriers. Contracts and services increased $14,506 or 11.9% due to outside services related to obtaining financing for construction. Office expense increased $30,999 or 13.4% due to an increase in telephone expense related to increased out-of-state activity. Property tax expense declined $81,150 or 34.5% due to a partial reversal in the current period of an estimated amount of property tax expense for the fiscal year ended October 31, 1994.

OTHER INCOME (EXPENSE). For the nine months ended July 31, 1995, the Company realized an increase in other income of $1,057,635 or 261% from the comparable period in the previous fiscal year. The increase was primarily the result of the Company's recognition of a $604,362 loss on sale of equity investments for the nine months ended July 31, 1994.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $5,438,483 during the nine months ended July 31, 1995, compared to an increase in cash of $5,824,047 during the comparable period in the previous fiscal year. The decrease in cash and cash equivalents for the nine months ended July 31, 1995 was the result of cash used for investing activities of $7,573,278 partially offset by cash provided from financing activities of $2,150,000. The cash used for investing activities was for capital expenditures for the new tele-rack facility, as well as capital expenditures for the new grandstand and clubhouse facility. Cash provided from financing activities of $2,150,000 was the result of a bridge loan to the Company from First National Bank of Commerce of New Orleans (FNBC) as discussed below and in Note 3 to the financial statements included herewith.

As of September 15, 1995, the Company had received $19,478,791 in insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers. As previously reported, the Company has filed suit against certain of its insurance carriers seeking to recover an additional $14.7 million under its insurance policies.

The Company has completed the construction of a tele-rack facility at the Fair Grounds Race Course at a cost of $3.2 million and has begun construction on the new grandstand and clubhouse facility. The total costs of the facility, together with furniture, fixtures, equipment, and certain fees and permit costs, is currently anticipated to be approximately $24.3 million, in addition to the cost of the tele-track facility. As of July 31, 1995, the Company had spent approximately $9.0 million in connection with the construction of the new grandstand facility. It is presently anticipated that the Company will require approximately $15.3 million in additional funds to complete such construction. (See the discussion below with respect to the current status of the construction.)

During 1994, the Louisiana legislature passed, and Governor Edwards signed, an act which provides that owners of video poker devices that are located in licensed establishments owned and operated by licensed racing associations eligible for emergency relief under that act are exempt from the franchise payments otherwise due under the video poker law for a period not to exceed 15 years. The amount of the franchise payments which otherwise would have been paid to the State of Louisiana to be remitted directly to the licensed racing association, in an amount up to $2.5 million annually, and such funds are to be used for providing emergency relief to the licensed racing association. The use of funds by the licensed racing association is subject to review and oversight by a legislative committee, which may reduce the amount of the exemption if the racing association cannot satisfy the committee that the exemption is necessary for its ongoing economic viability. In December 1994, the Company became eligible for emergency relief under such legislation.

As previously reported, the Company had received and accepted a commitment letter dated February 6, 1995 from FNBC, for a non-revolving line of credit to be used as an interim construction loan, convertible to a term loan. The principal amount of the loan was to have been $17.5 million. The commitment from FNBC provided that the interim construction loan was to have closed on or before March 31, 1995; however, the parties agreed to an extension. As of this date, the Company and FNBC have not closed the loan. As a result, construction on the new grandstand/clubhouse facility has been curtailed.

The date for the closing of the loan from FNBC has been delayed until after the Louisiana legislative session which begins in April 1996. FNBC has indicated that the principal reason for the delay is FNBC's concern with restrictions on and the possible elimination of video poker gaming in the State of Louisiana. It is intended that the video poker franchise tax monies generated by the Company and its teletracks would be used by the Company for the repayment of the FNBC loan, in accordance with the 1994 emergency tax relief legislation described above; accordingly, any change in the video poker gaming laws which restricts or limits video poker as a source of revenue may have an adverse impact on such source of repayment.

At July 31, 1995, the Company owed an aggregate principal amount of $2 million to Louie J. Roussel, III, who holds a collateral mortgage on the Company's real property and equipment. Of such principal amount, $1 million was due and payable in March 1995 and $1 million is due and payable in March 1996. Mr. Roussel, III and the Company agreed earlier in 1995 that the entire balance of such indebtedness would be paid from the proceeds of the permanent FNBC financing described herein. However, the Company has not discussed with Mr. Roussel, III any alternative arrangements in the event such financing is not forthcoming.

On July 17, 1995, FNBC provided a bridge loan to the Company in the amount of $2,150,000 for construction costs relating to the rebuilding of the grandstand and clubhouse facilities. The loan is a variable rate loan with interest at 0.5% over the New York prime rate. The loan is due and payable January 17, 1996. Loan proceeds in the amount of $150,000 are restricted and were placed in an escrow account for the purpose of funding future loan related costs. To date the Company has repaid approximately $655,000 of such bridge loan, utilizing revenues from video poker operations and the tax relief described above.

The Company and FNBC have continued their discussions concerning the permanent loan described above, and also have been discussing the possibility of FNBC providing additional bridge financing of up to $10 million in order for the Company to meet the construction obligations incurred to date, replenish operating monies used by the Company for construction purposes and pay its indebtedness to Mr. Roussel, III. As a result of such continuing discussions, on November 7, 1995, the Company borrowed $4 million from FNBC and utilized such proceeds to replenish operating monies, as described above. The loan bears interest at the rate of 9.25% per annum and is payable on January 17, 1996. There can be no assurance that any additional bridge loans in excess of the amounts already borrowed will be made available by FNBC. If the Company is unable to obtain such bridge financing from FNBC, there may be no other financing alternatives available.

Having obtained the bridge financing described above, the Company has commenced the racing season and intends to discuss with Mr. Roussel, III and the general contractor for the grandstand construction project the possibility of reaching an agreement concerning a payment schedule with respect to the amounts owed to such persons. There can be no assurance that any such understanding or agreement can be reached.

The curtailment of construction of the Company's new grandstand facility will cause the Company to hold its live racing meet for the 1995-96 season at its new off-track and temporary tent facilities. The Company anticipates that revenue generated from its upcoming live racing meet, together with a $1 million advance anticipated to be received in January 1996 from Video Services, Inc., will be sufficient to continue operations under current conditions through the end of the fiscal year which ends October 31, 1996. Additionally, due to the delay in construction of the new grandstand/clubhouse facility, management has implemented various cost cutting measures which the Company anticipates will save approximately $500,000 in expenses.

The Company is in the process of opening a new teletrack facility in the Metairie area. The new location will have approximately 50 video poker machines, and is anticipated to be opened in November 1995. The Company believes that this location will contribute net income to its overall operations.

                                    PART II
                               OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 16, 1995, the Company's shareholders elected directors and also ratified the Board of Directors' appointment of Rebowe & Company, Certified Public Accountants (A Professional Corporation) as independent accountants, with 345,965 shares voted for ratification, no shares voted against and no abstentions. The voting with respect to the nominees for election as directors was as follows:

                                                             Votes
                                                   -------------------------
     Nominee                                         For            Withheld              Abstentions
     -------                                       -------          --------              -----------
Katherine F. Duncan                                345,965             0                     0

Richard Katcher                                    345,965             0                     0

Bryan G. Krantz                                    345,965             0                     0

Marie G. Krantz                                    345,965             0                     0

Ronald S. Maestri                                  345,965             0                     0

Charmaine R. Morel                                 345,965             0                     0

Donald L. Peltier                                  345,965             0                     0



Item 6.   Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    FAIR GROUNDS CORPORATION
                                              ---------------------------------
                                              (Registrant)


Date: 12/1/95                                 By:   /s/ Bryan G. Krantz
     -----------------------------               ------------------------------
                                                    Bryan G. Krantz
                                                    President



Date: 12/1/95                                 By:   /s/ Gordon M. Robertson
     -----------------------------               ------------------------------
                                                    Gordon M. Robertson
                                                    Chief Financial Officer