Form 10-K
period 1995-10-31
FAIR GROUNDS CORP
filed 1996-02-16
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


        For the fiscal year ended October 31, 1995 Commission file number 0-7607
                                  ----------------                        ------

                            FAIR GROUNDS CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

            Louisiana                                 72-0361770
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)

   1751 Gentilly Blvd.,  New Orleans LA                     70119
--------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number including area code       504/944-5515
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:


Title of each class                Name of each exchange on which registered
--------------------------------------------------------------------------------

Not applicable                                         NONE
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                           Common Stock, No Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by a check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                         No
                       ---                            ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,432,860 computed by reference to the average bid and asked prices of such stock on February 10, 1996.

         The number of shares outstanding of the issuer's single class of common stock was 468,180 as of January 31, 1996.


                              PAGE 1 OF 166 PAGES

                            EXHIBIT INDEX ON PAGE 92

                                     PART I


ITEM 1.  BUSINESS

GENERAL OVERVIEW OF BUSINESS

Fair Grounds Corporation (the "Company"), which was incorporated in 1941, is the owner of the Fair Grounds Race Course in New Orleans, Louisiana, at which thoroughbred horse racing, off-track betting and video poker gaming are conducted. The Fair Grounds Race Course currently is in its 124th racing season, making it the third oldest thoroughbred racing track in the United States. In addition to its live racing operations, the Company currently operates five off-track betting facilities, referred to herein as tele-tracks, at locations in St. Bernard, Orleans, Jefferson, St. John and LaFourche Parishes, Louisiana, as well as a tele-track facility located at the Fair Grounds Race Course. Through Finish Line Management Corporation ("Finish Line"), an affiliate, the Company operates tele-track facilities in Terrebone, St. Tammany and Jefferson Parishes, Louisiana. At each location, the Company makes available pari-mutuel and video poker wagering and food and beverage services to the public and receives revenues from such services. The Company conducts its annual live racing meet and operates its tele-tracks for off-track betting pursuant to the rules and under the authority of the Louisiana State Racing Commission (the "Racing Commission"), a statutory body, the members of which are appointed by the Governor of Louisiana. The Company's live races are simulcasted to its tele-tracks and to other facilities located both inside and outside Louisiana. Since 1992 the Company also has operated video poker gaming devices at the Fair Grounds Race Course and each of the Company's tele-track facilities.

DEVELOPMENTS DURING FISCAL 1995

New Tele-Track Facility

In October 1995, the Company opened a tele-track facility in Jefferson Parish, approximately 10 miles from the Fair Grounds Race Course.

Progress of Construction

As previously reported, on December 17, 1993, a fire destroyed the main clubhouse and grandstand building and all of its contents at the Fair Grounds Race Course. During the remainder of December 1993, the Company made arrangements for the installation of temporary racing and patron facilities and contracted with equipment vendors, suppliers and contractors for the installation of totalisator, television, lighting and other equipment necessary to continue the live racing meet. During the two and one-half week period from the date of the fire to January 5, 1994, the temporary facilities were installed and the property was readied for the reopening of racing. The Company spent in the aggregate $2.68 million in preparing the temporary facilities for the reopening of live racing at the Fair Grounds.

The temporary facilities were utilized throughout the balance of the 1993-94 racing season and for the entire 1994-95 racing season and continue to be used at the present time. In addition, the Company's new tele-track facility at the Fair Grounds Race Course, which also serves as a temporary clubhouse area, was opened on December 22, 1994. It is a two-story building of concrete and steel construction, aggregating approximately 20,000 square feet. The lower level contains tables and chairs, a concessions area, mutuel machines and an area set aside for video poker machines. The second floor contains an area of tables and chairs which is currently being used as the clubhouse area. The new facility was constructed on part of the area previously occupied by the old main grandstand and clubhouse, and the glass-enclosed front of the building overlooks the track. Those parts of the main grandstand and clubhouse which were not totally destroyed by the fire have been torn down and all of the debris has been removed. The total cost for debris removal and the construction of the tele-track facility was approximately $3.2 million.

During the Summer of 1994, the Company approved the plans for a new main racing facility and commenced construction of the foundation thereof in August 1994. The plans call for the facility to be principally a multi-tiered concrete and steel structure, with a total capacity of approximately 10,000 people. It is anticipated that the size of the new facility, together with the new tele-track building just completed, to which the new grandstand will be connected, will be 220,000 square feet in the aggregate. The old facility contained over 300,000 square feet. It is anticipated that there will be general seating in a bleacher area in the front of the grandstand, with reserved seating, including the new clubhouse area, to be located in tiered areas above the grandstand. In a significant change from the design of the old building, it is anticipated that the paddock will be located in the middle of the grandstand and may be viewed through a glass area from all levels of the grandstand. The total cost of the facility, together with furniture, fixtures, equipment and certain fees and permit costs, was anticipated to be approximately $24.3 million at the time construction commenced, which is in addition to the $3.2 million relating to debris removal and construction of the tele-track facility, as described above.

As of January 31, 1996, construction of the facility was approximately 60% completed, and the Company had incurred construction costs of approximately $15.2 million. Insurance proceeds recovered to date and interim financing provided by First National Bank of Commerce of New Orleans ("FNBC"), as described below, provided the source of funds used in such construction. However, for the reasons described below, further construction work on the project has been halted. As a result (i) the cost to complete the project cannot now be determined with any certainty and (ii) the Company currently anticipates that it will continue to utilize the temporary tent facilities and the tele-track facility at least during the remainder of the current racing season and possibly for the next racing season.

Financing

As previously reported, the Company received and accepted a commitment letter dated February 6, 1995 from FNBC for a non-revolving line of credit to be used as an interim construction loan, convertible to a term loan. The aggregate principal amount of such loan under the terms of such commitment was to have been $17.5 million. The commitment from FNBC provided that the interim construction loan was to have closed on or before March 31, 1995. However, the parties agreed to various extensions of such closing date. FNBC indicated that the principal reason for the delay was FNBC's concern with restrictions on and the possible elimination of video poker gaming in Louisiana. See "Legislative Action," below. Inasmuch as video poker franchise tax monies generated by the Company and its tele-tracks were to be used for the repayment of the FNBC loan, in accordance with the tax relief legislation described herein, any change in the video poker gaming laws which restricts or limits video poker as a source of revenue may have an adverse impact on such source of repayment.
Accordingly, final action on the full $17.5 million loan has been delayed until after the 1996 Louisiana regular legislative session.

During 1995 FNBC provided the Company with short-term interim construction loans of $2.15 million on July 17, 1995, $4 million on November 7, 1995, and $1 million on November 30, 1995. All of such financing was then consolidated under a Loan Agreement dated as of December 18, 1995 between the Company and FNBC (the "Loan Agreement"), pursuant to which the Company borrowed an aggregate amount of $9,493,050 and utilized a portion of such funds to repay the principal amount of the prior loans that was outstanding on December 18, 1995. The remaining amount borrowed was utilized to pay construction costs.

Pursuant to the Loan Agreement, FNBC agreed to extend credit to the Company up to aggregate principal amount of $9,493,050 until October 31, 1996. The Loan Agreement states that such commitment is not a revolving credit facility, and the commitment is only to make loans up to such aggregate principal amount. Accordingly, FNBC has no obligation under the Loan Agreement to lend additional funds to the Company.

Payment of the principal and interest under the Loan Agreement is to be made on demand, or if no demand is made, then in 10 monthly installments of $52,740 principal plus interest, beginning January 17, 1996, and one final payment of all principal plus accrued interest on October 31, 1996. The loan bears interest at 9% per annum. On each monthly payment date, payment of principal and interest is to be made from the proceeds of the funds received as a result of the video poker tax relief legislation, which funds are to be on deposit in a separate lockbox, in accordance with a Disbursement Agreement entered into among Company, FNBC and Video Services, Inc. ("VSI") dated July 17, 1995. The Disbursement Agreement provides that VSI acknowledges that the first $2.5 million in video poker franchise fee payments otherwise due annually to the State of Louisiana are to be remitted to the Company under the terms of the tax relief legislation. For each annual period from July 1 through June 30, such funds are to be debited from VSI's bank account and deposited into a lockbox at FNBC. Such proceeds are to be used solely for the purpose of making payments of principal and interest from time to time due under the terms of the Loan Agreement. Any amount in excess of the amount of debt service, up to $2.5 million annually, is to be applied as a prepayment of the principal amount of the loan, and any excess is to be returned to the treasury of the State Louisiana. The Loan Agreement also provides that any fire insurance proceeds (not including proceeds payable to any third party) received by the Company are to be used to prepay the loan.

The indebtedness under the Loan Agreement is secured by (i) a second mortgage by the Company of all of its real property; (ii) a mortgage by Marie G. Krantz of all the real property formerly constituting the Jefferson Downs Race Course;
(iii) a security interest in all the Company's accounts, inventory, equipment, fire insurance proceeds, tax relief monies, construction property, material contracts and all deposit accounts; (iv) a security interest in certain investment securities owned by Marie G. Krantz; (v) a security interest in all furniture, fixtures and equipment owned by the Company, Finish Line and Jefferson Downs; (vi) a pledge by Richard Katcher, as Trustee u/t/a between John G. Masoni and John G. Masoni, Trustee, pursuant to a restatement of his Trust Agreement dated April 19, 1991 as modified on October 24, 1992 (the "Trust"), Marie G. Krantz, individually and as Voting Trustee, Bryan G. Krantz, Vickie Krantz and Jefferson Downs of an aggregate of 342,584 shares of common stock of the Company, constituting all shares of common stock of the Company beneficially owned by them (see Item 12, "Security Ownership of Certain Beneficial Owners and Management" herein for a description of the amount of such shares and the terms of such pledge agreements); (vii) a limited guaranty of such indebtedness by Marie G. Krantz; and (viii) a guaranty of such indebtedness by Finish Line.

The Loan Agreement provides that, commencing January 20, 1996, the Company will deposit monthly into an account at FNBC all "Excess Cash Flow" generated during the immediately preceding month. Excess Cash Flow is defined as all net income for the month; plus or minus non-cash items such as depreciation and amortization; plus or minus the changes in accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses, and any other operating balance sheet related activity affecting the cash position; and plus or minus capital expenditures. This obligation ceases if and when the 1996 Louisiana regular legislative session adjourns without having theretofore passed any statute that adversely affects the status of the video poker tax relief or the existing video poker operations of the Company, Finish Line, or Jefferson Downs, or that would allow for or require local elections as a condition to the continuation of video poker operations; or if there is any such legislation requiring local elections, the voters fail to approve any such adverse change. Prior to the cessation of such obligation, the Company may not withdraw any funds in such account, and FNBC has a security interest in such funds.

The Loan Agreement contains certain negative covenants pursuant to which the Company has agreed that it will not (i) resume construction activities without first providing FNBC with satisfactory evidence of the source of funding for the balance of such construction; (ii) enter into any agreement with any affiliate except to the extent that such agreements are commercially reasonable and provide for terms which would normally be obtainable in arm's length transaction with an unrelated third party; and (iii) incur capital expenditures during any fiscal year in excess of $200,000 without the consent of FNBC.

In connection with the Loan Agreement, the Company made a payment to Louie J. Roussel, III of $1 million of the remaining $2 million principal balance owed to him and agreed that the outstanding principal balance of $1 million will be due and payable on October 31, 1996.

Insurance Recovery

As of January 31, 1996, the Company had received approximately $19.5 million in insurance proceeds. Subsequent to the fire, the Company initiated several legal actions to effect recoveries of certain insurance proceeds. The Company filed an action against Allianz Underwriters Insurance Company and Royal Indemnity Company, alleging that under Louisiana law such insurers were liable to the Company in an amount equal to 10% of the amount of the unpaid insurance proceeds, plus interest, attorney's fees and costs, for failure to pay the Company's claims on a timely basis. During 1995, both Allianz and Royal, without admitting liability, paid the Company certain amounts in settlement of such actions. The Company also filed an action against Travelers Indemnity Company of Illinois, in which the Company is seeking a judgment of approximately $14.8 million, which is in addition to the insurance proceeds received to date, on the grounds that the insurance policy issued to the Company by Travelers was a "blanket" policy, thereby providing coverage for the full insured value. Such actions are pending, and there can be no assurance that the Company will be successful in any of its claims. See Item 3, "Legal Proceedings."

It should also be noted that the insurer for AutoTote Limited ("AutoTote"), the lessor of the Company's totalisator equipment, filed a subrogation action, which is pending, against the Company and its general liability insurance carrier, United National Insurance Company, for the loss of totalisator equipment destroyed in the fire. The amount sought is approximately $1.2 million. Motions by the parties to determine coverage under the Company's general liability policy are pending.

Legislative Action

In 1994 legislation was adopted which provides that owners of video poker devices that are located in licensed establishments owned or operated by licensed racing associations eligible for emergency relief under the statute are exempt from the franchise payment otherwise due under the Video Draw Poker Devices Control Law for a period not to exceed 15 years. The amount of the franchise payment which otherwise would have been paid to the State of Louisiana during the exemption period is to be remitted directly to the licensed racing association, in an amount up to $2.5 million annually, and such funds are to be used solely for providing emergency relief to the licensed racing association. The use of funds by the licensed racing association is subject to review and oversight by a legislative committee which may reduce the amount of the authorized exemption if the racing association cannot satisfy the committee that the exemption is necessary for its ongoing economic viability. The legislation also provides that at such time as the emergency relief granted under the act exceeds the required annual debt service on any indebtedness incurred to address the emergency situation, such indebtedness not to exceed $25 million, the excess of such funds is to be remitted to the state treasury.

During 1995, the Joint Legislative Committee on the Budget approved the dedication of funds received from the franchise tax relief described above toward the exclusive use by the Company for making payments of principal and interest to FNBC.

There is considerable uncertainty in Louisiana at the present time regarding the future of the gaming industry. The cessation of construction and subsequent bankruptcy filing by the land-based casino in New Orleans in November 1995 has adversely affected tax revenues for both the State of Louisiana and the City of New Orleans. Notwithstanding that loss of revenue, consideration is being given by the Governor of Louisiana, who was elected in November 1995, and other state officials to legislation which could curtail gaming or the use of video poker gaming devices. In particular, the Governor has indicated that he will call a special session of the legislature for the purpose of considering legislation which would mandate local elections to approve or disapprove gaming in a particular parish or locality.

Possible Future Financing

The Company believes that it was unable during 1995 to obtain the full amount of financing originally committed by FNBC due to the uncertainty regarding the future of video poker as a continuing source of revenue. The Company is hopeful that the 1996 Louisiana regular legislative session will adjourn without having passed any statute that would adversely affect the status of the video poker tax relief previously granted to the Company or the existing video poker operations of the Company or Finish Line, or that would allow for or require local elections as a condition to the continuation of video poker operations. No assurance can be given, however, that such legislation will not be adopted. If adopted, such legislation will adversely affect the ability of the Company to obtain long-term financing from FNBC in accordance with the terms of the original commitment.

The Company has received a commitment from VSI to provide a non-interest bearing loan in the principal amount of $1.5 million, in consideration for which the Company is to agree to extend both the term of its agreement with VSI and the term of the option period thereunder by two years. See "Video Poker Operations" below. VSI's agreement to make such loan is conditioned upon the closing of the anticipated long-term bank financing. The Company also has recently received an advance of $1 million from VSI.

In addition to the foregoing, Marie G. Krantz has committed to make a $1 million loan to the Company, which would be conditioned upon the closing of, and subordinate in right to payment to, the long-term FNBC financing. Although specific terms of such loan have not been discussed, it is likely that the loan would be interest-bearing, and that payments would be made after the repayment of the FNBC financing. The Company is also engaged in discussions with AutoTote concerning a possible commitment by AutoTote to lend or advance $2.5 million to the Company, such amount to be repaid through a subordinated loan arrangement or through an extension of the lease terms relating to the totalisator equipment.

In view of the cessation of construction and the additional expense which is likely to be incurred as a result of construction delays, it is not certain that, even if all of such financing is consummated, including the long-term financing by FNBC in accordance with the terms of the original commitment, the Company will be able to complete the construction of its new facility as presently planned. It may be necessary to (i) obtain funds from other sources,
(ii) attempt to increase the amount of long-term financing from FNBC or (iii) seek to effect savings in the construction costs related to the completion of the facility. The Company has had no discussions with any other possible source of such financing, nor has it reached any understanding with FNBC regarding any increase in the financing which the Company hopes to obtain from FNBC as originally committed by FNBC. It should also be noted that FNBC and the Company are not currently engaged in any discussions concerning the terms and conditions of the definitive agreements relating to such long-term financing, given the uncertain legislative climate.
Accordingly, there can be no assurance that definitive agreements will be reached, or, if reached, that they will be in accordance with the terms of the original commitment. The foregoing uncertainties raise substantial doubt about the Company's ability to continue as a going concern. In the event that such long-term financing is not completed by October 31, 1996, or that the funds provided through all sources of such financing are insufficient to meet the Company's needs, the Company may consider a number of alternatives, including seeking protection from creditors under the United States Bankruptcy Code. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."


DESCRIPTION OF BUSINESS

Live Racing Meet

Live Racing at the Fair Grounds Race Course. Annually, upon application and after hearing, the Racing Commission grants to each of the horse racing tracks operating in Louisiana certain dates during which live racing meets may be conducted. Currently four licensees, including the Company, operate live racing meets in Louisiana at various times during the year.

The Company's live racing meet generally is conducted annually from Thanksgiving Day to late March. One other track in Louisiana, Delta Downs, conducts its live racing meet during the same time period as the Company conducts its live meet. Such track is smaller and conducts its live racing meet approximately two hundred miles from New Orleans. Delta Downs also simulcasts to and allows wagering to be accepted on its live races at the tele-tracks to which the Company simulcasts its live races and at which wagering on the Company's live races is accepted.

The Company's live racing meet for the fiscal year ended October 31, 1995 was conducted over 88 racing days. In the prior fiscal year, the Company's live meet was conducted over 77 racing days, excluding 10 racing days that were lost as a result of the fire. The total on-track handle, which is the amount of money handled during the live racing meet through the Company's mutuel machines at the Fair Grounds Race Course, was $25,134,326 in fiscal 1995, $26,110,964 in fiscal 1994 and $38,565,606 in fiscal 1993. See "Sources of Revenue."

During its annual live racing meet, the Company attracts thoroughbred horses from racing stables located in Louisiana and from nationally known racing stables in Kentucky and elsewhere. Of the 8,311 thoroughbred starters at the Fair Grounds Race Course during the fiscal 1995 racing meet, approximately 41% were Louisiana-bred. The live racing meet for the fiscal year ended October 31, 1995 featured races with guaranteed purses as high as $350,000, although the average purse was approximately $16,000 per race and $159,400 per day. Total purse money distributed during the 1995 fiscal year was in excess of $14 million.

For the fiscal year ending October 31, 1996, the Racing Commission has granted the Company a license to conduct its live racing meet during the period from November 23, 1995 through March 25, 1996, a total of 88 racing days, with live racing being conducted generally five days a week (Wednesday through Sunday) and with ten to eleven races during each racing day.

Simulcasting of Live Races. In addition to conducting live horse racing during the live racing meet, the Company simulcasts its live races to, and allows wagering to be accepted at, the tele-tracks which it operates in Orleans, St. Bernard, St. John and LaFourche Parishes, Louisiana, the tele-tracks which are licensed to the Company and operated by Finish Line, and tele-tracks operated by the other horse racing tracks in Louisiana. The Company also simulcasts live races to certain other wagering facilities located outside of Louisiana. The Company has continued to experience significant increases in the demand for the Company's races from out-of-state markets. Total handle from such out-of-state markets during the fiscal 1995 racing season was approximately $92 million, a 119% increase over the previous racing season. The Company earns a net commission (after payment of purses) of approximately 1.5% of out-of-state handle.

Off-Track Betting

Ownership and Operation of Tele-Track Facilities. Legislation which was adopted in 1987 in Louisiana authorizes off-track wagering, and such legislation regulates the licensure by the Racing Commission of tele-tracks, the ownership of such facilities, the commissions which can be earned on wagers and other related matters. Pursuant to such legislation, in 1988 each of the horse racing tracks then operating in Louisiana was granted a license to operate tele-tracks at its racetrack and also within a 55-mile radius of its racetrack, provided that the voters of the parish where the tele-track was to be located approved the establishment of such a facility. The legislation also provides that when two pari-mutuel racetracks are located within the same 55-mile radius, any tele-tracks opened in such areas are to be jointly owned unless one of the eligible racetracks does not wish to participate. In 1987, the Company and Jefferson Downs, which is now an affiliate of the Company and which through 1992 conducted live racing at a facility located approximately 12 miles west of the Fair Grounds Race Course, reached an understanding with respect to the operation of tele-tracks in the parishes located within the 55-mile radius of their respective horse racing tracks. When Jefferson Downs ceased its live racing in 1992, the Company and Jefferson Downs reached an agreement whereby the Company, through Finish Line, operates the tele-tracks formerly operated by Jefferson Downs. Total paid attendance at the Company's tele-tracks (excluding the former Jefferson Downs tele-tracks) during the fiscal year ended October 31, 1995 was 314,426, compared to 345,905 during fiscal 1994 and 471,394 during fiscal 1993, and the total off-track handle at such facilities during the 1995 fiscal year was $53,664,907, compared to $55,713,253 during fiscal 1994 and $69,922,452 during fiscal 1993. See
"Sources of Revenue" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

During 1992 Jefferson Downs did not renew its license application with the Racing Commission and, accordingly, did not conduct live racing in 1993. In August 1992, Jefferson Downs assigned to the Company all of its right, title and interest in and to the leases on its tele-track facilities in Terrebone, St. Tammany and Jefferson Parishes, Louisiana, such assignment to be effective as of the date the Racing Commission approved the transfer to the Company of all licenses necessary for the operation of such tele-tracks. Such approval was granted by the Racing Commission in May 1993.

On October 9, 1992, the Company entered into a Management Agreement (the "Management Agreement") for Finish Line to operate the tele-track facilities owned by Jefferson Downs and transferred to the Company, as described above. The Management Agreement is for a term of ten years, commencing November 1, 1992, with the option granted to Finish Line to extend the term for two additional five-year periods. The Management Agreement provides that Finish Line is to have the exclusive responsibility for the direction, supervision, management and operation of such facilities, is to collect all monies from such operation and is to pay all expenses in connection therewith. The Company is to receive 0.1% of the gross pari-mutuel handle at such facilities, and Finish Line is to receive monthly compensation equal to the difference between the gross receipts collected at such facilities less all expenses (including the guaranteed payment to the Company) paid by Finish Line. In addition, Finish Line is to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company. The Company believes that this arrangement benefits the Company by, among other things, providing additional funds to be set aside to supplement purses for live racing at the Fair Grounds Race Course. See "Purse Supplements," below.

Simulcasting to Tele-Track Facilities. When a live racing meet is not in progress at the Fair Grounds Race Course, horse races are simulcasted from other tracks then conducting live racing in Louisiana as well as from various race tracks throughout the United States hosting races of national prominence to the Company's tele-tracks, to the tele-track facility located at the Fair Grounds Race

Course and to other off-track tele-tracks. The Company generally is required to make payments in the form of host track fees and purse supplements to those tracks conducting live races which are simulcasted to the Company's tele-tracks. The Company's tele-tracks generally are open daily, depending on patron demands and race offerings, for afternoon and evening racing programs which are simulcasted to the tele-tracks.

Purse Supplements. A portion of the handle generated at tele-track facilities is required by Louisiana law to be set aside and used to supplement purses at live racing facilities. Purse supplements are computed on a sliding scale of 5.5%, 6% and 6.5% on the tele-tracks' daily handle. Additionally, purse supplements of 6.5% of handle are required on all wagers when off-track betting is conducted at the racing facility of the primary licensee and an additional 1.5% of all "exotic" wagers at tele-track facilities is to be paid as purse supplements. Race tracks are also allowed to retain the proceeds from uncashed winning pari-mutuel tickets, up to $250,000 for each licensee's meet. Uncashed pari-mutuel tickets exceeding $250,000 per race meet are to be remitted to the State of Louisiana. During the year ended October 31, 1995, the Company retained approximately $229,000 in such uncashed mutuel tickets as compared to approximately $300,000 in fiscal 1994 and $369,000 in fiscal 1993.

Video Poker Operations

In June 1991, the Louisiana legislature enacted the Video Draw Poker Devices Control Law, which grants pari-mutuel facilities the right to install and operate an unlimited number of video poker machines. Such legislation also allows other types of businesses, such as bars, truck stops and restaurants, to operate video poker machines, but restricts the number of machines at those establishments. See "Regulation." The law requires owners of pari-mutuel wagering facilities such as the Company to set aside one-half of the net revenues from such devices in excess of certain amounts and to use such amounts which are set aside to supplement purses for live racing or, if live racing is not then being conducted, to place such amounts in an interest-bearing account and utilize them to supplement purses during the next live racing meet. Any such funds which are earned from devices located at a tele-track are to be used for purse supplements by the owner of the tele-track or, if it is jointly owned, to be divided among the owners in proportion to their ownership interests.

In February 1992, the Company, Jefferson Downs and Finish Line entered into an agreement with VSI, whereby VSI was granted the exclusive right and license by the Company to install, maintain and operate video draw poker devices at the Fair Grounds Race Course and Jefferson Downs Race Course and at the tele-tracks operated by the Company, Jefferson Downs and Finish Line. Such agreement is for an initial term of five years, with an option by VSI to extend the term for an additional five years. See "Possible Future Financing" above for a description of the proposed commitment to extend such term. The agreement provides that the Company is to receive a percentage of the revenues from the operation of the devices installed at the Company's facilities. Such percentage is to be calculated on the basis of the average amount collected daily from each device during each month, after the payment of prizes, taxes and fees. See "Sources of Revenue." The devices installed by VSI pursuant to such agreement remain the property of VSI. As of October 31, 1995, there were a total of 250 devices in operation at all of the Company's facilities. In addition, there were a total of 449 devices at the tele-tracks operated by Finish Line as of October 31, 1995.

The agreement also provides for the Company and Finish Line to share in an annual promotional fee of $270,000 paid by VSI. During fiscal 1995, by agreement between the Company and Finish Line, the total amount of such promotional fee was retained by the Company. Of such amount, $135,000 was set aside for purse supplements to be paid during the Company's 1995-96 racing meet.


SOURCES OF REVENUE

General

During the last several fiscal years and in the current and future fiscal years, off-track betting in connection with live racing meets has had and is expected to continue to have a substantial impact on horse racing and pari-mutuel wagering in Louisiana. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Through the development and operation of the tele-tracks described herein, the Company has endeavored to create additional revenue producing sites, the revenues from which have partially offset declines in on-track attendance and handle and related revenues since those off-track facilities began operation.

The Company's business continues to be seasonal as a result of the Company's live racing season. The Company has received and should continue to receive a majority of its revenues during the first and second quarters of its fiscal year when its live racing meet is held. Prior to the commencement of off-track wagering, the Company did not earn significant revenues in the third and fourth quarters of its fiscal year. Because the Company's tele-tracks are now operated year-round, the Company earns revenues throughout the fiscal year, but on a smaller scale in the third and fourth quarters than in the first and second quarters of its fiscal year. In addition, video poker operations are conducted year-round; however, revenue from video poker operations generally is higher during the months when live racing is conducted at the Company's race track, since attendance there is higher during such period.

For information regarding the Company's operating revenues, income or loss from operations, other income, net income or loss and total assets, see "Selected Financial Data."

Income from Wagering

The principal component of the Company's revenue is generated from pari-mutuel wagering, both on-track and off-track. In pari-mutuel wagering on horses, those who wager on the first, second and third place horses share the total stakes, or pool, less a percentage retained by the Company. The term "pool" means the total amount wagered to win (first place), to place (second place), or to show (third place) on every horse in a given race, or exacta and trifecta wagers on certain combinations of horses. Under the pari-mutuel system, bettors wager against each other and not against the racing facility, which has no interest in which horse wins or loses. Racing facilities are authorized under Louisiana law to retain a stated percentage of the total money handled through the mutuel machines located at such racing facilities and their tele-tracks on each racing day. Mutuel commissions range from 17% to 25% of money handled depending upon the type of wager. For the fiscal year ended October 31, 1995, the Company received pari-mutuel commissions and related income of $15.8 million, compared to $16.2 million for fiscal 1994 and $24.2 million for fiscal 1993. Total commission income less pari-mutuel taxes was $14.1 million for fiscal 1995, $14.5 million for fiscal 1994 and $21.1 million for fiscal 1993.

The Company also receives, during its live racing meet, a percentage of the handle from all tele-tracks to which its races are simulcasted, except its own, in the form of host track fees as compensation for the simulcasting of its races to such facilities. The Company also pays host track fees to other racing facilities for the simulcasting of races to the Company's tele-tracks. For the fiscal year ended October 31, 1995, the Company received host track fees of $3.9 million and paid host track fees of $1.5 million. During fiscal 1994 the Company received host track fees of $2.5 million and paid host track fees of $1.5 million and during 1993 the Company received host track fees of $2.2 million and paid host track fees of $2.0 million.

Breakage, which is the residual amounts remaining in the betting pool after winnings are paid out to the nearest dime, is retained by the racing facility and tele-tracks as revenue.

Income from Video Poker Operations

For the fiscal year ended October 31, 1995, revenue from video poker operations was $1.1 million. In addition, the Company received $703,488 in video poker tax relief revenues. As previously described, there were a total of 250 devices in operation at the Company's facilities (not including the tele-tracks operated by Finish Line) as of October 31, 1995.

Other Sources of Revenue

Additional revenue to the Company is generated from program sales, admission charges collected by the racing facility and tele-tracks, parking, and food and beverage services, all of which are operated directly by the Company. Pursuant to its agreement with the publisher of the Daily Racing Form, the Company is the wholesaler for sales of the Daily Racing Form in the greater New Orleans area. For two weekends each year, after the live racing meet has concluded, the infield of the Fair Grounds Race Course is used by a non-profit organization in New Orleans to host a Jazz and Heritage Festival. As compensation for the use of its facilities, the Company receives all revenues from beverage concessions during the Jazz and Heritage Festival. The Company and the sponsor of the Jazz and Heritage Festival have entered into an agreement for the use of the Company's facilities through the 1997 Festival. Revenues from the 1995 Festival were $1.2 million, compared to $1.1 million for 1994 and $0.7 million for 1993.

COMPETITION

The Company continues to face intense competition from other companies in the gaming industry, including those which offer pari-mutuel wagering. Activities which compete or which have the potential for competing with the Company's racing facility, tele-tracks and video poker operations include riverboat and dockside gambling, state-sponsored lotteries and video poker in restaurants, bars, hotels and truck stops. All such activities are present in the State of Louisiana or the Mississippi Gulf Coast area.

Pari-mutuel wagering for live races has experienced declining revenues for the last several years, not only at the Fair Grounds Race Course but also at other facilities located in Louisiana. The growth of gaming in the United States in recent years has been reflected in various forms, including riverboats, dockside gaming facilities, Native American gaming ventures, land-based casinos, state-sponsored lotteries, and expanded off-track wagering opportunities. According to information published by the Research Institute of the South, gross wagering on live races declined nearly 12% nationally from 1982 to 1994, with much greater decreases in states that have introduced such other forms of gaming. The impact of the lottery, video poker, and casinos or riverboats on live racing in Louisiana has been felt by all of the existing tracks; from 1990 through 1994 the average daily handle, on a statewide basis, decreased by approximately 44%. Additional forms of gaming which may be introduced in the future, as well as future expansions, additions and enhancements to existing facilities by the Company's competitors, could result in funds being directed away from the Company's on-track and off-track facilities.

Horse Racing

The Company's racing facility and tele-tracks compete for patrons with a number of sporting events and leisure time and entertainment activities in the New Orleans area and throughout Louisiana, including race tracks and tele-tracks owned and operated by three other licensees.

The Company also competes with other racetracks in Louisiana and throughout the United States in securing high caliber thoroughbred horses to run at the Company's racetrack. As a result of increased purses which should continue to be available because of increased purse supplements to the Company, the Company believes that the quality of racing at the Fair Grounds Race Course has improved and will continue to improve.

Other Forms of Legalized Gaming

Louisiana Lottery. A state-wide lottery began operations in Louisiana in September 1991. The Company believes that at its inception the Louisiana lottery contributed significantly to a decline in the Company's average daily pari-mutuel handle (consisting of both on-track and off-track wagering) at its inception; however, the lottery has had little impact during the last several fiscal years.

Casino Gambling. A number of dockside casinos are currently operating in or near Biloxi, Mississippi, located on the Mississippi Gulf Coast approximately 60 miles east of New Orleans. Several other such casinos have been proposed for the same area, and a substantial number of dockside gaming facilities are in operation in Vicksburg, Greenville, Natchez, Coahoma County and Tunica County, Mississippi.

The Louisiana Riverboat Economic Development and Gaming Control Act, which became effective in July 1991, approved the conduct of riverboat gaming activities on 12 separate waterways in Louisiana. The legislation authorizes the issuance of up to 15 licenses to operate riverboat casinos within the State, with no more than six in any one Parish. As of January 1, 1996, 14 licenses had been granted and there were 12 licensed riverboats in operation in Louisiana, four of which were operating in the New Orleans area.

In 1992, the Louisiana legislature approved a single land-based casino to be developed in downtown New Orleans. Such legislation provided that the casino is to be the only such authorized casino in the State of Louisiana. The City of New Orleans awarded contracts for the development and operation of such casino project, and in May 1995 temporary gambling operations commenced and construction on the permanent casino facility was begun. Construction was halted in the Fall of 1995 when the casino filed for bankruptcy and all gambling and construction operations have ceased. The Company does not believe that

Video Poker Operations. As described herein, the Video Draw Poker Devices Control Law allows pari-mutuel facilities to have an unlimited number of video poker devices at such facilities. Any person who has been granted a license to sell alcoholic beverages for consumption on the premises may be granted a license for the placement of devices on such premises; however, with the exception of pari-mutuel facilities and truck stop facilities, a licensee may not have more than three such devices. Truck stop facilities may have no more than 50 devices. Devices which are placed in restaurants are to be operated only in designated areas which are separate from the dining area of such restaurants. The Company believes that there are numerous establishments throughout the New Orleans area at which video poker devices are located; however, the Company does not believe that the placement of such devices at such other establishments has had a material adverse effect on the revenue which has been generated from the operation of such devices at the Company's racetrack and tele-tracks.

REGULATION

The Company's operation of pari-mutuel wagering at its racetrack and tele-tracks is subject to extensive regulation pursuant to Louisiana law and the rules and regulations of the Racing Commission, which govern, among other things, (i) the awarding of licenses for the conduct of live racing meets; (ii) the conduct of thoroughbred horse racing; (iii) the types of wagering which may be offered by the Company and other pari-mutuel facilities; and (iv) the disposition of revenue generated from wagering. Off-track wagering is also regulated by the Racing Commission, pursuant to legislation enacted in Louisiana in 1987 and described elsewhere herein. Such legislation, and subsequent regulations adopted by the Racing Commission, govern the ownership and operation of off-track wagering facilities, the commissions which facilities may earn on wagers and the amounts which must be set aside as purse supplements, as described elsewhere herein.

The Video Draw Poker Devices Control Law is subject to the regulation by the gaming enforcement division of the Louisiana State Police. Such legislation describes the specifications which must be met before devices can be utilized in Louisiana, and also sets forth certain licensing, accounting and reporting requirements. See "Legislative Action" above for a discussion of possible changes to state law which may adversely affect video poker gaming.

EMPLOYEES

During its live racing season the Company employed on-track approximately 550 persons, including 170 in the mutuel department, 125 in the concessions department, 65 in the security department and 190 in the administrative, racing, parking, maintenance and publicity departments.

In connection with tele-track operations, the Company currently employs approximately 320 persons including 100 in the mutuel department, 60 in the catering department, 35 in the security department and 25 in the administrative, admissions, maintenance and publicity departments, some of whom are employed on-track during the live racing season and are included in the total employees referred to above.


ITEM 2.  PROPERTIES

The Company owns its racetrack site which consists of approximately 145 acres of land held in fee ownership, situated within a fenced area adjacent to Gentilly Boulevard in the New Orleans city limits, and within ten minutes drive from downtown New Orleans. Located on such property is a one-mile oval, sandy loam race track and a seven-furlong turf track inside the main track.

The Company currently leases its temporary facilities, consisting of the large main tent previously described, as well as certain modular buildings containing executive and administrative offices, and totalisator equipment.

The Company owns the newly completed tele-track facility described above, as well as the new grandstand facility as to which construction commenced during 1995 but has been curtailed, as described above.

The Company also owns 50 modern concrete barns with supporting buildings and facilities which are located on the property and are capable of quartering approximately 2,000 horses. There is an all-concrete parking lot which can accommodate approximately 4,000 vehicles within the fenced area.

Substantially all of the real property and equipment of the Company is subject to a collateral mortgage in the amount of $10 million which secures the Company's indebtedness to Louie J. Roussel, III, currently in the principal amount of $1 million, as described in the Notes to the Company's Financial Statements included herewith. In addition, all of the Company's real property is subject to a second collateral mortgage in the aggregate amount of $17.5 million, and all of the Company's furniture, fixtures, equipment, and other items of personal property are subject to a security interest, which secure the Company's indebtedness to FNBC under the Loan Agreement, as described above.

The Company leases the facilities for its tele-tracks under lease agreements with various terms. The tele-tracks formerly licensed to Jefferson Downs and now licensed to the Company are also leased; however, as described herein, Finish Line has agreed to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company. See
Note 10 of Notes to the Financial Statements included elsewhere herein for a description of the Company's lease obligations.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is a party to a number of legal proceedings which have arisen as a result of the December 1993 fire, or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire-related proceedings:

1. On May 14, 1994 the Company filed an action in the 24th Judicial District Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers") and others. The Company contends that the insurance policy provided by Travelers provides the Company with blanket coverage in the amount of $24.1 million in excess of the $10 million of underlying coverage provided by Allianz Underwriters Insurance Company ("Allianz") and Royal Indemnity Company ("Royal"); accordingly, the Company maintains that Travelers is liable for the difference between $24.1 million and the amount already paid (approximately $9.3 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contends that, in the event the court determines that the amount of coverage is less than that claimed by the Company, then the insurance agent and the insurance broker who arranged for the insurance, are liable to the Company for any damages. Travelers' position is that the excess policy did not provide blanket coverage, and that its liability under such policy is limited to the amount which it has already paid. Travelers filed a separate action in June 1994 in the U.S. District Court for the Eastern District of Louisiana, asking for a declaratory judgment that the policy did not provide blanket coverage. The federal court action was dismissed and the state court action is proceeding.

2. The Company filed an action against Allianz in March 1994, in the Civil District Court for Orleans Parish. Allianz subsequently removed the action to the U. S. District Court for the Eastern District of Louisiana. The Company contended that Allianz, which was the Company's primary insurer, failed to pay the policy benefits of $5 million on a timely basis, thereby subjecting it to statutory penalties of 10% of the amount not paid, plus interest, attorney's fees and costs. The Company also alleged that Allianz acted in bad faith in its handling of the claim. In March 1995, prior to the commencement of the trial, the action was settled without any admission of liability.

3. The Company filed an action against Royal in December 1994, in the Civil District Court for Orleans Parish, alleging that Royal also failed to pay on a timely basis under its policy. The issues in this proceeding were substantially similar to the issues in the litigation against Allianz described above. In October 1995, prior to the commencement of the trial, the action was settled.

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

5. The Company and its general liability insurance carrier, United National Insurance Company are defendants in a civil action filed in December 1994 in the United States District Court for the Eastern District of Louisiana, by St. Paul Mercury Insurance Company, the insurer for AutoTote. The complaint alleges that such insurance company is subrogated to the rights of AutoTote to collect damages, and that it has paid AutoTote in excess of $1 million for the loss of totalisator equipment at the Fair Grounds Race Course which was destroyed in the fire. Subsequently, United National Insurance Company filed an action against the Company, denying coverage for the subrogation claim.

As to the pending matters described above, there can be no assurance that the Company will be successful in any of its claims or defenses. Accordingly, no assurance can be given that additional recoveries of insurance proceeds, if any, will reimburse the Company adequately for the loss or destruction of its property in the fire.

Except as described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Prior to March 1994, the Company's common shares were listed for trading on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System. Since that time, however, the common shares of the Company have not been listed on NASDAQ or any other established trading market. Trading in the common shares of the Company generally has been sporadic and trading volume generally is very low. The range of high and low bid quotations for the two most recent fiscal years by quarters as set forth below does not necessarily reflect actual trades, but represents inter-dealer quotations without mark-up, mark-down or commission, as reported by the National Association of Securities Dealers, Inc. Quotations subsequent to March 1994 were obtained from Carr Securities.


      Fiscal                      1994                1994                1995                 1995
  Quarter Ended                  Low Bid            High Bid             Low Bid             High Bid
  -------------                  -------            --------             -------             --------
  January 31                      $ 9.00             $13.00              $ 16.00              $ 24.00

  April 30                        $ 9.00             $12.00              $ 16.00              $ 24.00

  July 31                         $ 9.00             $12.00              $ 20.00              $ 25.00

  October 31                      $10.00             $14.00              $ 20.00              $ 25.00


As of January 31, 1996, there were 457 shareholders of record of the 469,940 issued and outstanding common shares of the Company.

There were no cash dividends declared or paid during fiscal 1995 or fiscal 1994.

The Company paid cash dividends in the amount of $0.05 per share during each of the four quarters of the fiscal year ended October 31, 1993 to the shareholders of record on the dates the dividends were declared. Total dividends declared and paid during fiscal 1993 were $93,652.

The Company is not subject to any restrictions (other than non-contractual business considerations) affecting its present or future ability to pay dividends with respect to its common shares, except that the provisions of the Loan Agreement effectively preclude the Company from declaring and paying dividends without the consent of FNBC.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6.  SELECTED FINANCIAL DATA

                           FAIR GROUNDS CORPORATION
                           SELECTED FINANCIAL DATA
                      For the Five Years Ended October 31

                                           1995             1994             1993              1992            1991
                                       -----------      -----------      -----------       -----------      -----------
OPERATING REVENUES                     $23,031,031      $22,371,571      $30,718,482       $32,667,468      $31,913,874

OPERATING EXPENSES                      26,394,452       26,094,568       34,308,263        32,192,537       30,505,367
                                       -----------      -----------      -----------       -----------      -----------

INCOME (LOSS) FROM OPERATIONS           (3,363,421)      (3,722,997)      (3,589,781)          474,931        1,408,507

INTEREST EXPENSE                            12,318          284,926          502,624           661,092          960,207

OTHER INCOME                             2,459,163          605,553          651,950         1,068,874          773,717
                                       -----------      -----------      -----------       -----------      -----------

INCOME (LOSS) BEFORE
  INCOME TAXES, MINORITY
  INTEREST, EXTRAORDINARY
  ITEM, AND CUMULATIVE EFFECT
  OF CHANGES IN ACCOUNTING
  PRINCIPLES                              (916,576)      (3,402,370)      (3,440,455)          882,713        1,222,017

PROVISION (BENEFIT)
  FOR INCOME TAXES                        (300,460)      (1,878,635)        (383,787)          123,509          244,316

MINORITY INTEREST                              -                -            142,661           575,831          532,197

EXTRAORDINARY ITEM - GAIN
  FROM FIRE (net of taxes)                     -          9,312,758              -                 -                -

CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING
  PRINCIPLES                               104,000          (75,094)             -                 -                -
                                       -----------      -----------      -----------       -----------      -----------

NET INCOME (LOSS)                      $  (512,116)     $ 7,713,929      $(3,199,329)      $   183,373      $   445,504
                                       ===========      ===========      ===========       ===========      ===========

COMMON SHARES OUTSTANDING                  469,940          469,940          469,940           469,940          469,940
                                       ===========      ===========      ===========       ===========      ===========

NET INCOME (LOSS) PER COMMON SHARE     $     (1.09)     $     16.48      $     (6.83)      $      0.39      $      0.95
                                       ===========      ===========      ===========       ===========      ===========

CASH DIVIDENDS DECLARED PER SHARE      $     None.   $      None.        $       0.20       $       0.15            NONE.
                                       ===========   ============        ============       ============     ============

TOTAL ASSETS                           $30,954,654   $ 26,470,322        $ 20,496,529       $ 20,919,257     $ 20,953,854
                                       ===========   ============        ============       ============     ============

NOTES PAYABLE (EXCLUDING
  CURRENT PORTION)                     $       -     $  1,000,000        $  6,000,000       $  7,000,000     $  8,359,721
                                       ===========   ============        ============       ============     ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Fire. As previously reported, on the night of Friday, December 17, 1993, the 17th racing day in the Company's 87 racing day schedule for 1993-94, after the conclusion of live racing for the day at the Fair Grounds Race Course, a fire swept through and destroyed the grandstand and clubhouse facilities and all their contents. Included in that area was the grandstand with a seating capacity of approximately 10,000, the clubhouse facilities, the racing paddock, and substantially all of the administrative, racing operations, and other offices of the Company. As a result of the fire, racing operations at the Fair Grounds Race Course, and all operations at the Company's tele-track facilities, were temporarily suspended.

Immediately after the fire, management determined that it would be in the Company's best interest to reopen the Fair Grounds Race Course and continue the live racing schedule as soon as possible. Accordingly, during the remainder of December 1993, the Company made arrangements for the installation of temporary racing and patron facilities. During the two and one-half week period from the date of the fire to January 5, 1994, the temporary facilities were installed and the property was readied for the reopening of racing. Tele-track operations were reopened on December 29, 1993, and the Fair Grounds Race Course was reopened for live racing on January 5, 1994. In total, the Company lost 10 days of its 87 racing day schedule for the year ended October 31, 1994 due to the fire, resulting in a substantial loss of revenues to the Company.

The Company currently continues to use its temporary facilities, Attendance and handles continue to be less than the pre-fire levels as a result of the limited amenities afforded by the temporary facilities. In addition, the Company continues to feel the effects of competition from other gaming venues in the greater New Orleans and surrounding areas.


RESULTS OF OPERATIONS

FISCAL 1995 COMPARED TO FISCAL 1994

Revenues. During the fiscal years ended October 31, 1995 and 1994, the Company derived its pari-mutuel income by conducting live racing meets of 88 and 77 days, respectively, and in the operation of its tele-tracks for off-track wagering. During each such fiscal year, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Lafourche, St. Bernard and St. John Parishes, Louisiana. On October 26, 1995, the Company opened a new tele-track facility in Jefferson Parish. Through Finish Line, the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana, that were formerly operated by Jefferson Downs Corporation.

For the fiscal year ended October 31, 1995, the Company reported a net loss of $512,116, compared to net income of $7,713,929 for the fiscal year ended October 31, 1994. The net income for the fiscal 1994 year was the direct result of the Company's recognition of an extraordinary gain attributable to the December 17, 1993 fire. As a result of the fire in fiscal 1994, the Company recorded an extraordinary gain of $9.3 million, net of related income taxes of $5.4 million. The extraordinary gain is equal to insurance proceeds received in excess of the net book value of the destroyed property, plant and equipment. The extraordinary gain is also net of approximately $145,000 paid to third party vendors in fiscal 1994 for losses to their property caused by the fire. The Company had no extraordinary gain during fiscal 1995.

The Company's losses before the extraordinary gain and charge for cumulative effect of change in accounting for income taxes were $616,116 and $1,523,735 for fiscal years 1995 and 1994, respectively. The significant decrease in the loss from 1994 to 1995 was primarily the result of an increase in other income during fiscal 1995.

For the fiscal year ended October 31, 1995, the Company experienced an increase in operating revenues of $659,460, or 3.0%, from the previous fiscal year. The increase in operating revenues during fiscal 1995 is the result of a significant increase in host track fee revenue partially offset by declines in most other categories of operating revenue. Host track fees increased $1,391,530, or 55.9%, from fiscal 1994 due to a significant increase in out-of-state simulcasting of the Company's live races. For the 1995 fiscal year racing meet, the Company reported $92 million in handle from out-of-state simulcasting, compared to $42 million in handle for fiscal 1994.

While host track fees increased significantly, most other components of operating revenue, including commissions, concessions, admissions, parking, video poker and programs and forms, declined. Such declines are the direct result of further decreases in attendance and pari-mutuel wagering from 1994. Comparative in-state pari-mutuel wagering and attendance figures for the fiscal years ended October 31, 1995 and 1994 are as follows:

                                                         1995                     1994
                                                     -----------               -----------
Pari-mutuel wagering:
    On-track handle                                  $25,134,326               $26,110,964
    Off-track handle                                  53,664,907                55,713,253
                                                     -----------               -----------

Total Wagering                                       $78,799,233               $81,824,217
                                                     ===========               ===========

Attendance                                               445,480                   475,557*
                                                     ===========               ===========


* Note: Attendance figures for fiscal year ended October 31, 1994 are estimated.

The decline in total wagering and attendance are primarily the result of the limited amenities afforded by the temporary facilities as well as increasing competition from other forms of gaming.

Racing Expenses. Racing expenses for the fiscal year ended October 31, 1995 remained constant, increasing by only $58,262 from the prior fiscal year. Many components of such racing expenses fluctuated significantly, including an increase of $449,387,or 6.2%, in purse expense, primarily due to the increase in out-of-state simulcasting, partially offset by declines in on-track and off-track wagering. Contracts and services declined by $224,822, or 10.1%, from the previous fiscal year, due to the decrease in various services and relating to the temporary racing facilities.

Utility expenses decreased by $142,371, or 19.7%, from fiscal 1994, primarily due to a change in pari-mutuel scheduling for some of the Company's smaller tele-track facilities. During 1995, the Company implemented a four-day racing schedule at such facilities, compared to a five-day schedule during 1994 and previous years. The company also received during 1995 certain utility refunds relating to excess charges from prior fiscal years.

General and Administrative Expenses. General and administrative expenses for the fiscal year ended October 31, 1995 increased by $241,622, or 6.0%, from the previous fiscal year, primarily as a result of increases in legal, audit and director fees and an increase in office expense, partially offset by a reduction in property taxes. Legal, audit and director fees increased $227,356, or 30.5%, primarily due to the fire-related litigation. Office expense increased $81,272, or 31.3%, due to increases in telephone expense relating to increased out-of-state activity. Property tax expense declined by $231,737, or 49.3%.

Other Income and Expenses. For the fiscal year ended October 31, 1995, other income increased $2,126,218, or 636%, from the 1994 fiscal year due primarily to $703,488 from video poker franchise tax exemptions and insurance proceeds in the amount of $430,073.

FISCAL 1994 COMPARED TO FISCAL 1993

Revenues. During the fiscal years ended October 31, 1994 and 1993, the Company derived its pari-mutuel income by conducting live racing meets of 77 and 86 days, respectively, and in the operation of its tele-tracks for off-track wagering. During each such fiscal year, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line, the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana, that were formerly operated by Jefferson Downs Corporation.

For the fiscal year ended October 31, 1994, the Company reported net income of $7,713,929 as compared to a loss of $3,199,329 for the fiscal year ended October 31, 1993. The significant increase in net income for the fiscal 1994 year was the direct result of the Company's recognition of an extraordinary gain attributable to the December 17, 1993 fire and recognition of a $2.5 million loss on a litigation judgment in fiscal 1993. As a result of the fire in fiscal 1994, the Company recorded an extraordinary gain of $9.3 million, net of related income taxes of $5.4 million. The extraordinary gain is equal to insurance proceeds received in excess of the net book value of the destroyed property, plant and equipment. The extraordinary gain is also net of approximately $145,000 paid to third party vendors in fiscal 1994 for losses to their property caused by the fire.

The Company's loss before the extraordinary gain and charge for cumulative effect of change in accounting for income taxes was $1,523,735 and $3,199,329 for fiscal years 1994 and 1993, respectively. The fiscal 1993 loss was primarily the result of recording an estimated liability at October 31, 1993 of $2.5 million for a litigation judgment against the Company. The 1994 fiscal year net loss before extraordinary item is primarily the result of the December 17, 1993 fire.

For the fiscal year ended October 31, 1994, the Company experienced a $8,346,911, or 27%, decline in operating revenues from the previous fiscal year. The decline in revenues is the direct result of a decrease in total pari-mutuel wagering and attendance from the fiscal year ended October 31, 1993. Comparative pari-mutuel wagering and attendance figures for the fiscal years ended October 31, 1994 and 1993 are as follows:

                                                         1994                     1993
                                                     -----------              ------------
Pari-mutuel wagering:
    On-track handle                                  $26,110,964               $38,565,606
    Off-track handle                                  55,713,253                69,922,452
                                                     -----------              ------------

Total Wagering                                       $81,824,217              $108,488,058
                                                     ===========              ============

Attendance                                               475,557*                  668,660
                                                     ===========              ============


* Note: Attendance figures for fiscal year ended October 31, 1994 are estimated.

The 24.6% decline in total wagering and the 28.9% decline in attendance are primarily the result of the December 17, 1993 fire. As a result of the declines in wagering and attendance, most of the components of the Company's operating revenues declined from amounts reported for the fiscal year ended October 31, 1993.

The Company believes the significant decline in total handle results primarily from the fire, including actual racing days lost as well as the limited amenities afforded by the temporary racing facilities, and from other gaming venues in the New Orleans area, including dockside and riverboat gambling in neighboring Mississippi and in the New Orleans area and video poker operations by non-affiliated parties.

During the current racing season, the Company has continued to experience a decline in on-track handle and handle from tele-track operations. Through 52 days of racing during the current season, on-track handle was $14.5 million, which is approximately 17% less than the handle for the same number of racing days during the 1993-94 racing season. Handle generated from the Company's and Finish Line's tele-track operations has also declined from the prior racing season. There has also been an approximate 16% decrease in the handle generated from simulcasts of Fair Grounds races to other tracks and tele-track facilities in Louisiana. On the other hand, handle generated from simulcasts of Fair Grounds races to locations outside of Louisiana has increased significantly. Through 52 racing days, the total out-of-state handle was $52.3 million, compared to $30.5 million for the same period during the prior racing season.

Racing Expenses. Most of the components of the Company's racing expenses for the fiscal year ended October 31, 1994 declined in the same proportion as the decline in operating revenues. Fiscal 1994 depreciation expense, however, increased over the fiscal year ended October 31, 1993 due to depreciation associated with the Company's expenditure of $2.68 million for temporary facilities, which have a useful life of approximately 30 months. Depreciation expense for the temporary facilities in the amount of $890,000 was reported for the fiscal year ended October 31, 1994. Additionally, for the fiscal year ended October 31, 1994, the Company incurred approximately $530,000 in racing expenses relating directly to the temporary facilities at the Fair Grounds Race Course.

General and Administrative Expenses. General and administrative expenses for the fiscal year ended October 31, 1994 decreased $2,770,440 or 42% from the previous fiscal year primarily due to the accrual of a $2.5 million loss from a litigation judgment during the fiscal year ended October 31, 1993. The accrual was the result of a summary judgment affirmed by the United States Court of Appeals against the Company in the amount of approximately $2.5 million for alleged breach of contract with one of its vendors ("AmTote"). In August 1994, after discussions among the representatives of the parties, the Company and AmTote agreed to settle the claim for $2.3 million.

For the fiscal year ended October 31, 1994, the Company experienced significant fluctuations in certain components of its general and administrative expenses such as salaries and related taxes and benefits, insurance expense, and legal, audit and director fees. Fiscal 1994 salaries and related taxes and benefits declined $304,305, or 19%, from the previous fiscal year due to the Company's elimination of various administrative positions, and a reduction in executive salaries which took effect during the latter part of fiscal 1993. Insurance expense increased $227,339, or 34%, from the fiscal year ended October 31, 1993 due to increases in various premiums as well as payments for insurance deductibles owed for general liability and workers compensation claims. Fiscal 1994 legal, audit, and director fees increased $176,619, or 31%, from the previous fiscal year due to various accounting and legal services in connection with the Company's fire insurance litigation with its insurance carriers.

Other Income and Expenses. For the fiscal year ended October 31, 1994, other income increased $171,301, or 115%, from the 1993 fiscal year due to an increase in Jazz and Heritage Festival income, an increase in interest income, and a decrease in interest expense, offset by an increase in loss on investments.

For the fiscal year ended October 31, 1994, the Company experienced an increase over fiscal 1993 in Jazz and Heritage Festival income of $434,461, or 64%, due to higher attendance at the Festival as a result of favorable weather conditions. In the previous fiscal year, the Festival experienced inclement weather. Interest income increased $162,194, or 9.4%, from the previous fiscal year due to an increase in cash available for investing primarily as a result of fire insurance proceeds received by the Company. Interest expense decreased $172,698, or 37.7%, due to a $5 million payment on notes payable to Louie Roussel, III and Victory Life Insurance Company as discussed in Note 5 of Notes to the Financial Statements included herewith. Loss on the sale of interests in partnerships increased $581,361 from the previous fiscal year primarily due to the loss on the March 1994 sale of the Company's interests in various partnerships.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $6,920,720 during the fiscal year ended October 31, 1995 compared to an increase of $5,256,885 during the fiscal year ended October 31, 1994. The decrease in cash and cash equivalents in fiscal 1995 was the result of cash used for investing activities of $13,711,659, partially offset by cash provided from operating activities of $5,084,796 and cash provided from financing activities of $1,706,143. The cash used for investing activities was in connection with the capital expenditures for the completion of the new tele-track facility and the commencement of construction of the new clubhouse and grandstand facility. Cash provided from operations was primarily the result of an increase in accounts payable and accrued liabilities due to an increase in construction contracts payable relating to the new grandstand facility. Cash provided from financing sources was primarily the result of a $2,150,000 bridge loan to the Company from FNBC, as described elsewhere herein.

As of January 31, 1996, the Company had received $19,478,791 in insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers. The Company has filed suit against one of its insurance carriers, as described elsewhere herein, seeking to recover an additional approximate $14.8 million under its insurance policy with such carrier.

The Company's new tele-track facility at the Fair Grounds Race Course, which also serves as a temporary clubhouse area, was opened on December 22, 1994. The total cost for debris removal and the construction of the tele-track facility was approximately $3.2 million.

During the Summer of 1994, the Company approved the plans for a new racing facility and commenced construction of the foundation thereof in August 1994. The total cost of the facility, together with furniture, fixtures, equipment and certain fees and permit costs, was anticipated to be approximately $24.3 million at the time construction commenced, which is in addition to the $3.2 million relating to debris removal and construction of the tele-track facility, as described above.

As of January 31, 1996, construction of the facility was approximately 60% completed, and the Company had incurred construction costs of approximately $15.2 million. Insurance proceeds recovered to date and interim financing provided by FNBC, as described herein, provided the source of funds used in such construction. However, for the reasons described below, further construction work on the project has been halted. As a result (i) the cost to complete the project cannot now be determined with any certainty and (ii) the Company currently anticipates that it will continue to utilize the temporary tent facilities and the tele-track facility at least during the remainder of the current racing season and possibly for the next racing season.

As previously reported, the Company received and accepted a commitment letter dated February 6, 1995 from FNBC for a non-revolving line of credit to be used as an interim construction loan, convertible to a term loan. The aggregate principal amount of such loan under the terms of such commitment was to have been $17.5 million. The commitment from FNBC provided that the interim construction loan was to have closed on or before March 31, 1995. However, the parties agreed to various extensions of such closing date. FNBC indicated that the principal reason for the delay was FNBC's concern with restrictions on and the possible elimination of video poker gaming in Louisiana. Inasmuch as video poker franchise tax monies generated by the Company and its tele-tracks were to be used for the repayment of the FNBC loan, in accordance with the tax relief legislation described herein, any change in the video poker gaming laws which restricts or limits video poker as a source of revenue may have an adverse impact on such source of repayment. Accordingly, final action on the full $17.5 million loan has been delayed until after the 1996 Louisiana regular legislative session. During 1995 FNBC provided the Company with short-term interim construction loans of $2.15 million on July 17, 1995, $4 million on November 7, 1995, and $1 million on November 30, 1995. All of such financing was then consolidated under the Loan Agreement, pursuant to which the Company borrowed an aggregate amount of $9,493,050 and utilized a portion of such funds to repay the principal amount of the prior loans that was outstanding on December 18, 1995. The remaining amount borrowed was utilized to pay construction costs. Pursuant to the Loan Agreement, FNBC agreed to extend credit to the Company up to aggregate principal amount of $9,493,050 until October 31, 1996. The Loan Agreement states that such commitment is not a revolving credit facility, and the commitment is only to make loans up to such aggregate principal amount. Accordingly, FNBC has no obligation under the Loan Agreement to lend additional funds to the Company.

Payment of the principal and interest under the Loan Agreement is to be made on demand, or if no demand is made, then in 10 monthly installments of $52,740 principal plus interest, beginning January 17, 1996, and one final payment of all principal plus accrued interest on October 31, 1996. The loan bears interest at 9% per annum. On each monthly payment date, payment of principal and interest is to be made from the proceeds of the funds received as a result of the video poker tax relief legislation, which funds are to be on deposit in a separate lockbox, in accordance with a Disbursement Agreement.

In connection with the Loan Agreement, the Company made a payment to Louie J. Roussel, III of $1 million of the remaining $2 million principal balance owed to him and agreed that the outstanding principal balance of $1 million will be due and payable on October 31, 1996.

There is considerable uncertainty in Louisiana at the present time regarding the future of the gaming industry. The cessation of construction and subsequent bankruptcy filing by the land-based casino in New Orleans in November 1995 has adversely affected tax revenues for both the State of Louisiana and the City of New Orleans. Notwithstanding that loss of revenue, consideration is being given by the Governor of Louisiana, who was elected in November 1995, and other state officials to legislation which could curtail gaming, including the use of video poker gaming devices. In particular, the Governor has indicated that he will call a special session of the legislature for the purpose of considering legislation which would mandate local elections to approve or disapprove gaming in a particular parish or locality.

The Company believes that it was unable during 1995 to obtain the full amount of financing originally committed by FNBC due to the uncertainty regarding the future of video poker as a continuing source of revenue. The Company is hopeful that the 1996 Louisiana regular legislative session will adjourn without having passed any statute that would adversely affect the status of the video poker tax relief previously granted to the Company or the existing video poker operations of the Company or Finish Line, or that would allow for or require local elections as a condition to the continuation of video poker operations. No assurance can be given, however, that such legislation will not be adopted. If adopted, such legislation will adversely affect the ability of the Company to obtain long-term financing from FNBC in accordance with the terms of the original commitment.

The Company has received a commitment from VSI to provide a non-interest bearing loan in the principal amount of $1.5 million, in consideration for which the Company is to agree to extend both the term of its agreement with VSI and the term of the option period thereunder by two years. See "Video Poker Operations" below. VSI's agreement to make such loan is conditioned upon the closing of the anticipated long-term bank financing. The Company also has recently received an advance of $1 million from VSI.

In addition to the foregoing, Marie G. Krantz has committed to make a $1 million loan to the Company, which would be conditioned upon the closing of, and subordinate in right of payment to, the long-term FNBC financing. Although specific terms of such loan have not been discussed, it is likely that the loan would be interest-bearing, and that payments would be made after the repayment of the FNBC financing. The Company is also engaged in discussions with AutoTote concerning a possible commitment by AutoTote to lend or advance $2.5 million to the Company, such amount to be repaid through a subordinated loan arrangement or through an extension of the lease terms relating to the totalisator equipment.

In view of the cessation of construction and the additional expense which is likely to be incurred as a result of construction delays, it is not certain that, even if all of such financing is consummated, including the long-term financing by FNBC in accordance with the terms of the original commitment, the Company will be able to complete the construction of its new facility as presently planned. It may be necessary to (i) obtain funds from other sources,
(ii) attempt to increase the amount of long-term financing from FNBC or (iii) seek to effect savings in the construction costs related to the completion of the facility. The Company has had no discussions with any other possible source of such financing, nor has it reached any understanding with FNBC regarding any increase in the financing which the Company hopes to obtain from FNBC as originally committed by FNBC. It should also be noted that FNBC and the Company are not currently engaged in any discussions concerning the terms and conditions of the definitive agreements relating to such long-term financing, given the uncertain legislative climate. Accordingly, there can be no assurance that definitive agreements will be reached, or, if reached, that they will be in accordance with the terms of the original commitment. The foregoing uncertainties raise substantial doubt about the Company's ability to continue as a going concern. In the event that such long-term financing is not completed by October 31, 1996, or that the funds provided through all sources of such financing are insufficient to meet the Company's needs, the Company may consider a number of alternatives, including seeking protection from creditors under the United States Bankruptcy Code.

IMPACT OF INFLATION

To date, inflation has not had a material effect on the Company's operations.


ITEM 8.  FINANCIAL STATEMENTS

The following financial statements of the Company, including the notes thereto, and the Report of Independent Certified Public Accountants are included herewith:

         Report of Independent Certified Public Accountants

         Balance Sheets, October 31, 1995 and 1994

         Statements of Operations for the Three Years Ended October 31, 1995

         Statements of Changes in Stockholders' Equity for the Three Years Ended October 31, 1995

         Statements of Cash Flows for the Three Years Ended October 31, 1995

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
  and Stockholders of the
  Fair Grounds Corporation


We have audited the accompanying balance sheets of the Fair Grounds Corporation as of October 31, 1995 and 1994, and the related statements of operations, of changes in stockholders' equity, and of cash flows for the years ended October 31, 1995 and 1994. These financial statements and the supplemental schedules discussed below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended October 31, 1995 and 1994 in conformity with generally accepted accounting principles.

As a result of the December 17, 1993 fire, the accompanying statements of operations, of changes in stockholders' equity, and of cash flows for the year ended October 31, 1993 and the schedules listed under Item 14(a)2 herein as of and for the year ended October 31, 1993 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying financial statements for 1995 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, construction of the Company's new grandstand/clubhouse facility, which was previously destroyed in 1993 by a fire, has been halted pending completion of bank and other external financing. The timing and the amount of any financing ultimately obtained to complete the construction of the Company's grandstand/clubhouse facility raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 14(a)2 herein are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. The schedules related to the 1995 and 1994 financial statements have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects to the financial data required to be set forth herein in relation to the basic financial statements taken as a whole.

As described in Note 1 to the financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", effective November 1, 1994.


/s/ Rebowe & Company


Metairie, Louisiana
January 19, 1996

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS
                                   October 31


ASSETS                                                                                    1995             1994
                                                                                      -----------       -----------
CURRENT ASSETS
    Cash and cash equivalents                                                         $ 1,118,590       $ 8,039,310
    Cash and cash
        equivalents - restricted                                                          154,909               -
    Accounts receivable                                                                   854,281           593,200
    Mutuel settlements                                                                    172,385            98,560
    Securities available for sale                                                         457,900         1,376,297
    Insurance proceeds receivable                                                             -             487,341
    Inventory                                                                              80,565            73,858
    Deferred income taxes                                                                  59,940            20,940
    Refundable income taxes                                                                   -             566,289
    Prepaid expenses                                                                      557,033           360,387
                                                                                      -----------       -----------

            Total Current Assets                                                        3,455,603        11,616,182
                                                                                      -----------       -----------

OTHER ASSETS                                                                               71,264            34,574
                                                                                      -----------       -----------

PROPERTY, PLANT AND EQUIPMENT
    Buildings and improvements                                                         13,881,970        10,206,873
    Construction in progress                                                           15,207,395         4,723,474
    Land improvements                                                                   4,270,535         4,188,282
    Temporary facilities                                                                2,686,044         2,680,917
    Automotive equipment                                                                  818,111           783,642
    Machinery and equipment                                                               789,347           680,562
    Furniture and fixtures                                                                171,497           155,672
                                                                                      -----------       -----------

            Total                                                                      37,824,899        23,419,422

    Less: accumulated depreciation
        and amortization                                                              (13,683,393)      (11,886,137)
                                                                                      -----------       -----------

    Depreciable property - net                                                         24,141,506        11,533,285
    Land                                                                                3,286,281         3,286,281
                                                                                      -----------       -----------

            Property - net                                                             27,427,787        14,819,566
                                                                                      -----------       -----------
            TOTAL ASSETS                                                              $30,954,654       $26,470,322
                                                                                      ===========       ===========



(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)
                                   October 31



LIABILITIES AND STOCKHOLDERS' EQUITY                                                      1995             1994
                                                                                      -----------       -----------
CURRENT LIABILITIES
    Notes payable - current                                                           $ 3,706,143       $ 1,000,000
    Accounts payable                                                                      897,016           550,489
    Construction contract
        payable                                                                         4,864,199         1,654,820
    Accrued liabilities:
        Deferred purses                                                                 5,666,212         5,500,485
        Host track fees                                                                   270,439           144,338
        Uncashed mutuel tickets                                                           259,606           284,388
        Other                                                                             252,528           547,009
    Deferred revenues                                                                      50,149            53,580
                                                                                      -----------       -----------

            Total Current Liabilities                                                  15,966,292         9,735,109
                                                                                      -----------       -----------

NOTES PAYABLE                                                                                 -           1,000,000
                                                                                      -----------       -----------

DEFERRED INCOME TAXES                                                                   4,020,035         4,199,886
                                                                                      -----------       -----------

            Total Liabilities                                                          19,986,327        14,934,995
                                                                                      -----------       -----------

COMMITMENTS AND CONTINGENCIES                                                                 -                 -
                                                                                      -----------       -----------

STOCKHOLDERS' EQUITY
    Capital stock - no par value;
        authorized 600,000 shares,
        issued and outstanding
        469,940 shares                                                                  1,525,092         1,525,092
    Additional paid-in capital                                                          1,942,350         1,942,350
    Retained earnings                                                                   7,601,742         8,113,858
    Unrealized loss on securities
        available for sale                                                                (54,884)              -
                                                                                      -----------       -----------

            Total                                                                      11,014,300        11,581,300

    Less: treasury stock at cost,
                1,760 shares                                                              (45,973)          (45,973)
                                                                                      -----------       -----------

            Total Stockholders' Equity                                                 10,968,327        11,535,327
                                                                                      -----------       -----------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                                  $30,954,654       $26,470,322
                                                                                      ===========       ===========


See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF OPERATIONS
                         For the Years Ended October 31


                                                                                                        Unaudited
                                                                        1995             1994             1993
                                                                    -----------      -----------       -----------
REVENUES
    Pari-mutuel commissions                                         $15,766,962      $16,236,356       $24,154,352
    Breakage                                                            355,283          345,219           610,086
    Uncashed mutuel tickets                                             229,358          299,586           368,886
                                                                    -----------      -----------       -----------

            Total                                                    16,351,603       16,881,161        25,133,324

    Less: pari-mutuel tax                                            (2,204,735)      (2,425,262)       (4,070,957)
                                                                    -----------      -----------       -----------

    Commission income                                                14,146,868       14,455,899        21,062,367
    Host track fees                                                   3,878,400        2,486,870         2,243,653
                                                                    -----------      -----------       -----------

            Total Mutuel Income                                     $18,025,268      $16,942,769       $23,306,020

    Concessions                                                       1,596,941        1,627,681         2,547,670
    Admissions (net of taxes)                                           339,319          458,825           890,965
    Parking                                                              14,401           36,992           140,239
    Video poker                                                       1,132,127        1,354,792         1,492,109
    Programs and forms                                                1,317,547        1,462,243         1,803,726
    Miscellaneous                                                       605,428          488,269           537,753
                                                                    -----------      -----------       -----------

            Total Operating Revenues                                $23,031,031      $22,371,571       $30,718,482
                                                                    -----------      -----------       -----------

RACING EXPENSES
    Purses                                                            7,754,856        7,305,469        10,121,228
    Salaries and related taxes and benefits                           4,895,632        4,960,205         6,276,511
    Contracts and services                                            1,997,706        2,222,528         1,915,244
    Depreciation                                                      1,797,256        1,856,388         1,577,937
    Host track fees                                                   1,481,528        1,454,358         2,013,887
    Program paper, forms and other supplies                           1,250,947        1,392,729         1,665,728
    Utilities                                                           580,424          722,795           858,979
    Advertising and promotion                                           701,860          636,834           760,879
    Cost of sales - concessions                                         688,965          634,943         1,092,789
    Repairs and maintenance                                             317,102          336,781           611,641
    Rent                                                                271,794          256,923           239,199
    Miscellaneous                                                       511,590          411,445           500,631
                                                                    -----------      -----------       -----------

            Total Racing Expenses                                   $22,249,660      $22,191,398       $26,734,653
                                                                    -----------      -----------       -----------



(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF OPERATIONS (CONTINUED)
                         For the Years Ended October 31


                                                                                                         Unaudited
                                                                          1995             1994             1993
                                                                      ----------       ----------        ----------
GENERAL AND ADMINISTRATIVE
    EXPENSES
    Salaries and related taxes and benefits                           $1,287,744       $1,261,149        $1,565,454
    Insurance                                                            918,356          900,513           673,174
    Property taxes                                                       238,570          470,307           459,602
    Legal, audit and director fees                                       973,249          745,893           569,274
    Contracts and services                                               163,972          154,356           182,121
    Office expenses                                                      340,923          259,651           353,177
    Litigation settlement                                                    -           (200,000)        2,500,000
    Miscellaneous                                                        221,978          311,301           370,808
                                                                      ----------       ----------        ----------

            Total General and Administrative Expenses                 $4,144,792       $3,903,170        $6,673,610
                                                                      ----------       ----------        ----------

LOSS FROM OPERATIONS                                                  (3,363,421)      (3,722,997)       (3,589,781)

OTHER INCOME (EXPENSE)
    Jazz and Heritage Festival income - net                           $1,153,749       $1,112,887        $  678,426
    Video poker tax relief                                               703,488              -                 -
    Insurance settlements                                                618,182              -                 -
    Losses on sale and write-down of partnership investments                 -           (604,363)          (57,079)
    Interest expense                                                     (12,318)        (284,926)         (502,624)
    Interest income                                                       95,825          179,376            17,182
    Short-term loan closing costs                                       (101,799)             -                 -
    Unrealized loss on securities                                            -           (104,000)              -
    Equity in earnings from unconsolidated
        investments in affiliates                                            -             59,849            13,421
    Loss on sale of property, plant and equipment                            -             (4,119)              -
    Loss on sale of securities available for sale                        (10,282)         (34,077)              -
                                                                      ----------       ----------        ----------
        Total Other Income                                            $2,446,845       $  320,627        $  149,326
                                                                      ----------       ----------        ----------



(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF OPERATIONS (CONTINUED)
                         For the Years Ended October 31


                                                                                                        Unaudited
                                                                         1995             1994             1993
                                                                       ---------      -----------       -----------
LOSS BEFORE INCOME TAXES, MINORITY INTEREST,
    EXTRAORDINARY ITEM, AND CUMULATIVE EFFECT OF
    CHANGES IN ACCOUNTING PRINCIPLES                                   $(916,576)     $(3,402,370)      $(3,440,455)

PROVISION (BENEFIT) FOR INCOME TAXES                                    (300,460)      (1,878,635)         (383,787)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARY                                  -                -             142,661
                                                                       ---------      -----------       -----------

LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
    OF CHANGES IN ACCOUNTING PRINCIPLES                                 (616,116)      (1,523,735)       (3,199,329)

EXTRAORDINARY ITEM - GAIN FROM FIRE
    (net of $5,363,801 of related
    income taxes in 1994)                                                    -          9,312,758               -

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
    INVESTMENTS IN 1995 AND INCOME TAXES IN 1994                         104,000          (75,094)              -
                                                                       ---------      -----------       -----------

NET INCOME (LOSS)                                                      $(512,116)     $ 7,713,929       $(3,199,329)
                                                                       =========      ===========       ===========




(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF OPERATIONS (CONTINUED)
                         For the Years Ended October 31


                                                                                                           Unaudited
                                                                           1995             1994              1993
                                                                          ------           ------          ---------
PER SHARE OF COMMON STOCK:

    LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
        OF CHANGES IN ACCOUNTING PRINCIPLES                               $(1.32)          $(3.25)           $(6.83)

    EXTRAORDINARY ITEM, NET OF INCOME TAXES                                   .-            19.89                .-

    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                    .23             (.16)               .-
                                                                          ------           ------            ------

    NET INCOME (LOSS)                                                     $(1.09)          $16.48            $(6.83)
                                                                          ======           ======            ======




See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         For the Years Ended October 31

                                                                                Unrealized
                                                                                  Loss On
                                                      Additional                Securities                 Total
                                           Capital      Paid-In     Retained     Available    Treasury  Stockholders'
                                            Stock       Capital     Earnings     For Sale      Stock       Equity
                                         ----------   ----------   ----------    ---------------------   ------------
Balance, October 31, 1992                $1,525,092   $1,942,350   $3,692,910    $     -     $ (45,973)  $ 7,114,379

    Net loss (unaudited)                        -            -     (3,199,329)         -          -       (3,199,329)

    Cash Dividend
        (per share $0.20)
        (unaudited)                             -            -        (93,652)         -          -          (93,652)
                                         ----------   ----------   ----------    ---------   ---------   -----------

Balance, October 31, 1993
    (unaudited)                           1,525,092    1,942,350      399,929          -       (45,973)    3,821,398

    Net income                                  -            -      7,713,929          -          -        7,713,929
                                         ----------   ----------   ----------    ---------   ---------   -----------

Balance, October 31, 1994                 1,525,092    1,942,350    8,113,858          -       (45,973)   11,535,327

    Net loss                                    -            -       (512,116)         -          -         (512,116)

    Unrealized loss on
     securities available
     for sale                                   -            -            -        (54,884)       -          (54,884)
                                         ----------   ----------   ----------    ---------   ---------   -----------

Balance, October 31, 1995                $1,525,092   $1,942,350   $7,601,742    $ (54,884)  $ (45,973)  $10,968,327
                                         ==========   ==========   ==========    =========   =========   ===========




See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
                         For the Years Ended October 31


                                                                                                          Unaudited
                                                                          1995             1994             1993
                                                                       ---------        ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                  $(512,116)       $7,713,929       $(3,199,329)

    Adjustments to reconcile net income (loss) to
        net cash provided by (used for) operating activities:
            Extraordinary item - gain from fire                              -          (9,312,758)              -
            Depreciation                                               1,797,256         1,856,388         1,577,937
            Gain (loss) on sale of property                                  -               4,119              -
            Equity in earnings from unconsolidated
                investments in affiliates                                    -             (59,849)          (13,421)
            Provision for deferred taxes                                (218,851)       (1,312,346)         (322,308)
            Loss on sale and write-down of partnership                       -             604,363            57,079
            Unrealized loss on marketable securities                         -             104,000               -
            Charge for cumulative effect of change in
                accounting for income taxes and investment
                securities - available for sale                         (104,000)           75,094               -
            Loss on sale of investment securities                         10,282            34,077               -
            Loss on advance to affiliate                                     -               7,500               -
            Litigation settlement                                            -            (200,000)        2,500,000
            Change in assets and liabilities:
                (Increase) decrease in:
                 Accounts receivable                                    (328,198)           (2,617)         (332,434)
                 Insurance proceeds receivable                           487,341               -                 -
                 Inventory                                                (6,707)           55,392             5,466
                 Refundable income taxes                                 566,289          (504,810)          140,306
                 Prepaid expenses                                       (196,646)           41,172            54,886
                 Cash and cash equivalents - restricted                 (154,909)              -                 -



(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                         For the Years Ended October 31


                                                                                                          Unaudited
                                                                         1995             1994              1993
                                                                     -----------        ----------        ----------
        Increase (decrease) in:
            Accounts payable and accrued liabilities                   3,582,759          (476,787)        1,955,563
            Deferred purses                                              165,727           496,343               -
            Deferred revenues                                             (3,431)          (93,129)         (105,242)
            Minority interest                                                -             (73,859)          (13,328)
                                                                     -----------        ----------        ----------

                Total Adjustments                                      5,596,912        (8,757,707)        5,504,504
                                                                     -----------        ----------        ----------

            Net cash provided by (used for) operating activities       5,084,796        (1,043,778)        2,305,175
                                                                     -----------        ----------        ----------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
        Capital expenditures                                         (14,625,149)       (8,130,078)         (240,866)
        Acquisition of partnership interest, net of cash acquired            -                (172)              -
        Proceeds from insurance claims                                       -          18,838,556               -
        Payments to third parties on insurance claims                        -            (145,052)              -
        Proceeds from sale of equity investments in affiliates               -             535,000               -
        Investment proceeds paid to affiliate                                -            (214,000)              -
        Purchase of securities available for sale                       (763,872)       (1,445,287)       (1,703,557)
        Proceeds from sale of securities available for sale            1,714,052         1,860,983               -
        Distributions from investments in affiliates                         -                 -              45,000
        Repayments on loans to affiliates                                    -               2,802            27,682
        Deposits                                                         (36,690)           (2,089)            5,316
        Proceeds from sale of property                                       -                 -              71,895
                                                                     -----------        ----------        ----------

            Net cash provided by (used for) investing activities     (13,711,659)       11,300,663        (1,794,530)
                                                                     -----------        ----------        ----------



(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                         For the Years Ended October 31


                                                                                                          Unaudited
                                                                         1995              1994             1993
                                                                      ----------        ----------        ----------
CASH FLOWS USED FOR FINANCING ACTIVITIES
    Proceeds from short-term borrowings                                3,533,443         1,000,000           350,000
    Video poker tax relief payments                                     (703,488)              -                 -
    Principal repayments of short-term borrowings                     (1,123,812)       (1,000,000)         (450,000)
    Principal repayments of long-term borrowings                             -          (5,000,000)       (1,044,441)
    Cash dividends paid                                                      -                 -             (93,652)
                                                                      ----------        ----------        ----------

        Net cash provided from (used for) financing activities         1,706,143        (5,000,000)       (1,238,093)
                                                                      ----------        ----------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (6,920,720)        5,256,885          (727,448)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         8,039,310         2,782,425         3,509,873
                                                                      ----------        ----------        ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $1,118,590        $8,039,310        $2,782,425
                                                                      ==========        ==========        ==========





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Preparation of October 31, 1993 Financial Statements

As a result of a fire, an audit of the October 31, 1993 financial statements was not possible due to the destruction of the accounting records and therefore, no opinion was expressed by the Company's independent certified public accountants with respect to the financial statements as of October 31, 1993 and the fiscal year then ended. Management believes all material adjustments which are necessary for a fair presentation of fiscal 1993 financial statements have been recorded.

Nature of Business

The Company conducts a live fall/spring race meeting for thoroughbred horses and participates in inter-track wagering as a host track and as a receiving track. In addition, the Company currently operates five off-track betting facilities located in Southeast Louisiana, as well as a tele-track facility located at the Fair Grounds Race Course.

Uninsured Cash Deposits

As of October 31, 1995 and 1994, the Company had deposits in various financial institutions in the aggregate of $1,718,335 and $8,023,281, respectively. Such deposits exceeded insured limits as of October 31, 1995 and 1994 by $1,206,763 and $1,491,622, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents - Restricted

Cash of approximately $48,000 is restricted to pay certain future loan related costs in accordance with a bank note payable obtained in fiscal 1995. In addition, the Company has a certificate of deposit of approximately $107,000 as of October 31, 1995 that is pledged as a security deposit for the Company's worker's compensation program.

Inventory

Inventory consists primarily of food and beverage items and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is provided by the straight-line method. The estimated useful lives of the buildings range from 20 to 40 years. Lives of other depreciable assets range from approximately 3 to 20 years. Depreciation on the Company's temporary facilities is provided by the straight-line method over an estimated useful life of 3 years. For financial reporting purposes, leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.

Deferred Revenues

Promotional fees received by the Company are deferred and recognized as income over the following racing meet.

Securities Available for Sale

Effective November 1, 1994, the Company adopted a new accounting standard for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. This accounting standard requires the Company to classify its securities as held to maturity, available for sale, or trading. The Company has classified all of its securities as available for sale and accounts for them at fair value with the unrealized gain or loss shown as a separate component of stockholders' equity. The effect of this accounting change is applied prospectively; therefore, there is no restatement of prior year amounts. Prior to November 1, 1994, the Company accounted for investment securities in accordance with

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS No. 12, and, accordingly, investment securities were carried at the lower of aggregate cost or market. The Company has reported the cumulative effect of the change in its method of accounting for investment securities of $104,000 in its Statement of Operations for the year ending October 31, 1995. The Company records realized gains and losses on investment securities as they are sold, using the specific identification method.

Uncashed Mutuel Tickets

Holders of uncashed winning pari-mutuel tickets have until 90 days after the end of a given race meet to cash their winning tickets. Tickets that expire become revenues of the Company, up to a maximum of $250,000 per race meet. Uncashed pari-mutuel tickets exceeding $250,000 per race meet are remitted to the State of Louisiana.

Income Taxes

Effective November 1, 1993, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") 109, Accounting for Income Taxes. The adoption of SFAS 109 supersedes APB Opinion 11, which was applied in fiscal year 1993 and prior. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Pursuant to APB Opinion 11, which was applied in fiscal year 1993 and prior, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting and income tax purposes using the tax rate applicable for the year of the calculation. Under this method, deferred taxes are not adjusted for subsequent changes in tax rates.

The Company has reported the cumulative effect of the change in its method of accounting for income taxes of approximately $75,000 in its Statement of Operations for the year ending October 31, 1994.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Purses

Deferred purses include those amounts required by Louisiana law to be withheld from commissions earned by an off-track betting licensee and paid as purse supplements during the licensee's succeeding live racing meet.

Net Income (Loss) Per Share

Net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Per share amounts were determined using 468,180 common shares outstanding.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform with fiscal 1995 presentation. Such reclassifications had no effect on previously reported net income.

NOTE 2 - EXTRAORDINARY ITEM - DECEMBER 17, 1993 FIRE

On December 17, 1993, a fire destroyed the grandstand and clubhouse areas at the Fair Grounds Race Course. The net book value of assets destroyed in the fire was approximately $4.5 million. The Company believes that its property and casualty insurance policies provide coverage in the aggregate amount of approximately $34 million for buildings, contents, fixtures, equipment, items of personal property, loss of income from operations ("business interruption"), and loss of works of art. The Company has submitted claims to its insurance carriers and through October 31, 1995 had recovered an aggregate of $19,478,791, of which the Company has paid approximately $145,000 to certain third parties as a result of claims filed for property owned by them and destroyed by the fire. The Company has filed a civil action against one of its insurance carriers in an attempt to recover an additional approximate $14.8 million.

The Company and its tele-tracks were forced to cease operations for ten racing days in fiscal 1994 as a result of the fire until temporary facilities could be built. Temporary facilities were built at an aggregate cost of $2.7 million. The Company reopened its tele-track facilities on December 29, 1993 and resumed live racing operations on January 5, 1994.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 2 - EXTRAORDINARY ITEM - DECEMBER 17, 1993 FIRE ((CONTINUED)

As a result of the fire, the Company recorded for the fiscal year ended October 31, 1994, an extraordinary gain of $9.3 million, net of related income taxes of $5.4 million. The extraordinary gain is equal to insurance proceeds, which includes $1,500,000 of business interruption insurance proceeds, in excess of the $4.5 million net book value of the destroyed property, plant and equipment.

NOTE 3 - STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

Cash paid during the following fiscal years for:

                                1995              1994               1993
                              --------          --------           --------
   Interest                   $245,296          $312,121           $502,624


The 1995 cash paid for interest includes capitalized interest of $232,979, which is included in Construction in Progress at October 31, 1995.

There were no noncash investing or financing activities for fiscal years ended October 31, 1995, 1994, and 1993.

NOTE 4 - SECURITIES AVAILABLE FOR SALE

At October 31, 1995, securities were classified as available for sale and consisted of the following:

                                                                    Gross
                              Amortized          Market           Unrealized
                                Cost             Value               Loss
                              ---------         --------          ----------
Preferred and common stocks   $303,534          $269,900           $(33,634)

Municipal bond funds           209,250           188,000            (21,250)
                              --------          --------           --------

                              $512,784          $457,900           $(54,884)
                              ========          ========           ========


During fiscal year ending October 31, 1995, proceeds from sales of securities available for sale were $1,714,052 and gross realized losses from such sales were $10,282.

At October 31, 1994, investment securities were accounted for at the lower of aggregate cost or market. The total cost and market value of the investment securities was $1,480,297 and $1,376,297, respectively, with an unrealized loss of $104,000 charged to operations in fiscal 1994.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 5 - NOTES PAYABLE

                                                                                                 October 31
                                                                                        ---------------------------
                                                                                           1995             1994
                                                                                        ----------       ----------
Victory Life Insurance Company;
    Demand note, interest at the prime rate,
    8.75% at October 31, 1995, secured by a
    first mortgage note on certain property.                                            $1,500,000       $1,500,000

Louie J. Roussel, III;
    Demand note, interest at the prime rate,
    8.75% at October 31, 1995, secured by a
    first mortgage note on certain property.                                               500,000          500,000

First National Bank of Commerce ("FNBC");
    Note, interest at 0.5% over the New York prime
    rate (9.25% at October 31, 1995) secured
    by a second mortgage note on certain property, and
    342,584 common shares of the Company owned
    in the aggregate by the Trust, the Krantzes, and
    Jefferson Downs, due on January 17, 1996.                                            1,494,477              -

INAC Corp.;
    Installment note - insurance premium financing;
    interest at 6.98%, due February 1996.                                                  211,666              -
                                                                                        ----------       ----------

                                                                                         3,706,143        2,000,000

Less: Current portion                                                                   (3,706,143)      (1,000,000)
                                                                                        ----------       ----------

Long-term portion                                                                       $      -         $1,000,000
                                                                                        ==========       ==========


On July 17, 1995, FNBC provided a short-term interim loan to the Company in the amount of $2,150,000 ($1,494,477 outstanding balance as of October 31, 1995) for construction costs relating to the rebuilding of the grandstand and clubhouse facilities. As a result of this loan, the Company became eligible to receive the benefit of

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 5 - NOTES PAYABLE (CONTINUED)

the video poker franchise tax exemption which was signed into law in 1994 under the Video Poker Emergency Relief Act. During fiscal 1995 the Company recognized $703,488 in video poker tax relief pertaining to the exemption. These monies were applied to the interim loan and related interest.

See Note 13 related to subsequent events affecting notes payable.


NOTE 6 - INCOME TAXES

As discussed in Note 1, effective November 1, 1993, the Company adopted SFAS
109. The cumulative effect of the adoption of SFAS 109 of $75,094, as determined as of November 1, 1993, is included as a reduction of income in the accompanying fiscal year 1994 Statement of Operations. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

The components of the income tax provisions (benefits) are as follows:

                                                                                      October 31
                                                                     --------------------------------------------
                                                                        1995             1994             1993
                                                                     ----------       -----------       ---------
Current:
    Federal                                                          $      -         $  (469,048)       $(56,495)
    State                                                                   -             (97,241)         (4,984)
                                                                     ----------       -----------       ---------
        Total                                                               -            (566,289)        (61,479)

Deferred                                                               (300,460)       (1,312,346)       (322,308)
                                                                     ----------       -----------       ---------

        Total                                                        $ (300,460)      $(1,878,635)      $(383,787)
                                                                     ==========       ===========       =========

For the year ended October 31, 1995 and 1994, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below along with a summary of activity in the valuation allowance.

                                                                            October 31
                                                                    ------------------------
                                                                      1995            1994
                                                                    -------          -------
Current deferred tax asset:
    General liability insurance                                     $59,940          $22,940
                                                                    -------          -------

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 6 - INCOME TAXES (CONTINUED)

                                                                                             October 31
                                                                                     ----------------------------
                                                                                         1995            1994
                                                                                     -----------      -----------
Non-current deferred tax assets:
    Property                                                                             118,787           57,941
    Net operating loss carryforward                                                      765,122          550,974
    Capital loss carryforward                                                             24,110          107,187
                                                                                     -----------      -----------
        Total non-current deferred tax assets                                            908,019          716,102
Non-current deferred tax liability
    Deferred tax gain on fire                                                         (4,808,801)      (4,808,801)
                                                                                     -----------      -----------

Net non-current deferred tax liability                                               $(3,900,782)     $(4,092,699)
                                                                                     ===========      ===========
Valuation allowance at November 1, 1993                                                 $107,187         $872,090
Valuation allowance utilized during the year                                            (107,187)        (872,090)
Valuation allowance established during the year                                          119,253          107,187
                                                                                     -----------      -----------
Valuation allowance at October 31, 1994                                              $   119,253      $   107,187
                                                                                     ===========      ===========

A reconciliation of the provision (benefit) for taxes on income at the Company's federal statutory income tax rate to the tax provision (benefit) for financial reporting purposes for fiscal year ending October 31, 1995 and 1994 is as follows:

                                                                                               October 31
                                                                                       --------------------------
                                                                                          1995            1994
                                                                                       ---------      -----------
    Expected tax benefit                                                               $(276,276)     $(1,156,806)
    State income taxes                                                                   (24,377)        (102,071)
    Change in valuation allowance                                                         12,066         (764,903)
    Non-deductible expenses                                                              159,356           70,295
    Additional realizable carryback credits                                              (81,609)             -
    Additional realizable carry-forward net operating losses                             (89,620)             -
    Current statutory rate in excess of effective carryback rate                             -             74,850
                                                                                       ---------      -----------
    Actual tax benefit                                                                 $(300,460)     $(1,878,635)
                                                                                       =========      ===========

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 6 - INCOME TAXES (CONTINUED)

A reconciliation of the provision (benefit) for taxes on income at the Company's federal statutory income tax rate to the tax provision (benefit) for financial reporting purposes for fiscal year ending October 31, 1993 is as follows:

Expected tax at statutory federal income tax rates
Increase (decrease) in taxes resulting from:                                               $(1,218,260)
        State income taxes net of federal tax benefit                                         (107,493)
        Non-deductible contributions, penalties, and other expenses                             16,966
        Reduction for unrealized deferred tax benefit                                          925,000
                                                                                           -----------

        Actual tax expense (benefit)                                                       $  (383,787)
                                                                                           ===========


The timing differences in the recognition of revenues and expenses for tax and financial reporting purposes that result in a deferred tax expense as of October 31, 1993 are as follows:

        Excess book depreciation                                                             $(159,294)
        Current book expense not deductible in the current year                               (885,181)
        Prior year book expense deductible in the current year                                    -
        Earnings from equity investments in excess of current book recognition                (100,677)
        State income taxes net of federal income tax                                          (102,156)
        Reduction for unrealizable deferred tax benefit                                        925,000
                                                                                             ---------
            Deferred tax expense                                                             $(322,308)
                                                                                             =========


As of October 31, 1995, the Company has a net operating loss carryforward and a capital loss carryforward for financial statement and tax return purposes of approximately $2.1 million and $10,282, respectively, which, if unused, begin to expire in 2009 and 1999, respectively.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 6 - INCOME TAXES (CONTINUED)

SFAS 109 requires an evaluation of the future realization of a tax benefit of existing deductible temporary differences or a net operating loss carryforward. This realization ultimately depends on sufficient taxable income of the appropriate character, including reversals of existing taxable temporary differences.

In future years, the Company will have reversals of taxable temporary differences that will offset the net operating loss carryforwards of $2.1 million. At October 31, 1995 a valuation allowance has been established for the Company's deferred tax asset for a portion of its net operating and capital loss carryovers due to the uncertainty of its future realization.

The Company has recorded a deferred tax liability of $4,808,801 as a result of the deferred gain on the fire for income tax purposes. The Company intends to reinvest all fire insurance proceeds into new facilities currently under construction within the two year roll-over period. Once constructed, the Company will have a difference between the book and tax basis of such facilities. This taxable difference will reverse out with the scheduled depreciation of such assets.

At October 31, 1994 current income taxes of $555,000 related to the $1.5 million of business interruption insurance received are included net of the extraordinary gain from the fire.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Fire Related Litigation

The Company is a party to a number of legal proceedings which have arisen as a result of the December 1993 fire further described in Note 2, or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire-related proceedings:

1. On May 14, 1994 the Company filed an action in the 24th Judicial District Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers"), and others. The Company contends that the insurance policy provided by Travelers provides the Company with blanket coverage in the amount of $24.1 million in excess of the $10 million of underlying coverage provided by Allianz Underwriters Insurance Company ("Allianz") and Royal Indemnity Company ("Royal"); accordingly, the Company maintains that Travelers is liable for the difference between

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         $24.1 million and the amount already paid (approximately $9.3 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contends that, in the event the court determines that the amount of coverage is less than that claimed by the Company, then the insurance agent and the insurance broker who arranged for the insurance are liable to the Company for any damages. Travelers' position is that the excess policy did not provide blanket coverage, and that its liability under such policy is limited to the amount which it has already paid. Travelers filed a separate action in June 1994 in the U.S. District Court for the Eastern District of Louisiana, asking for a declaratory judgment that the policy did not provide blanket coverage. The federal court action has now been dismissed and the state court action is proceeding.

2. The Company filed an action against Allianz in March 1994 in the Civil District Court for the Parish of Orleans, State of Louisiana. Allianz subsequently removed the action from state court to the United States District Court for the Eastern Division of Louisiana. The Company contended that Allianz, which was the Company's primary property insurer, failed to pay the policy benefits of $5 million on a timely basis, thereby subjecting it to a statutory penalty of 10% of the amount not paid, interest, attorney's fees and costs. The Company also alleged that Allianz acted in bad faith in its handling of the claim. In March 1995, prior to commencement of the trial, the action was settled without any admission of liability.

3. The Company filed an action against Royal in December 1994, in the Civil District Court for Orleans Parish, alleging that Royal also failed to pay on a timely basis under its policy. The issues in this proceeding were substantially similar to the issues in the litigation against Allianz described above. In October 1995, prior to the commencement of the trial, the action was settled.

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

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

5. The Company is a defendant, along with its general liability insurance carrier, United National Insurance Company, in a civil action filed in December 1994 in the United States District Court for the Eastern District of Louisiana by St. Paul Mercury Insurance Company, the insurer for AutoTote. The complaint alleges that such insurance company is subrogated to the rights of AutoTote to collect damages, and that it has paid AutoTote in excess of $1 million for the loss of totalisator equipment at the Fair Grounds Race Course which was destroyed in the fire. Subsequently, United National Insurance Company has filed suit against the Company seeking to deny coverage for such subrogation claim.

As to the pending matters described above, there can be no assurance that the Company will be successful in any of its claims or defenses. Accordingly, no assurance can be given that additional recoveries of insurance proceeds, if any, will reimburse the Company adequately for the loss or destruction of its property in the fire.

Except as described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

Status of Construction of Facilities

A new tele-track facility and temporary clubhouse area was opened on December 22, 1994. The total cost for debris removal and the construction of the tele-track was approximately $3.2 million.

During the Summer of 1994, the Company approved the plans for a new main facility. The total cost of the facility, together with furniture, fixtures, equipment and certain fees and permit costs, was anticipated to be approximately $25.3 million at the time construction commenced.

As of October 31, 1995, construction of the facility was approximately 60% completed, and the Company had incurred construction costs of approximately $15.2 million. Insurance proceeds recovered to date and interim bank financing provided the source of funds used in such construction. However, for the reasons described below, further construction work on the project has been halted. As a result, the cost and timing to complete the project cannot now be determined with any certainty.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Construction Financing


As previously reported, the Company received and accepted a commitment letter dated February 6, 1995 from FNBC for a non-revolving line of credit to be used as an interim construction loan, convertible to a term loan. The aggregate principal amount of such loan under the terms of such commitment was to have been $17.5 million. The commitment from FNBC provided that the interim construction loan was to have closed on or before March 31, 1995. However, the parties agreed to various extensions of such closing date. FNBC indicated that the principal reason for the delay was FNBC's concern with restrictions on and the possible elimination of video poker gaming in Louisiana. Inasmuch as video poker franchise tax monies generated by the Company and its tele-tracks were to be used for the repayment of the FNBC loan, in accordance with the tax relief legislation described below, any changes in the video poker gaming laws which restricts or limits video poker as a source of revenue may have an adverse impact on such source of repayment. Accordingly, final action on the full $17.5 million loan has been delayed until after the 1996 Louisiana regular legislative session.

In 1994, legislation was adopted which provides that owners of video poker devices that are located in licensed establishments owned or operated by licensed racing associations eligible for emergency relief under the statute are exempt from the franchise payment otherwise due under the Video Draw Poker Devices Control Law for a period not to exceed 15 years. The amount of the franchise payment which otherwise would have been paid to the State of Louisiana during the exemption period is to be remitted directly to the licensed racing association, in an amount up to $2.5 million annually, and such funds are to be used for providing emergency relief to the licensed racing association. The use of funds by the licensed racing association is subject to review and oversight by a legislative committee, which may reduce the amount of the authorized exemption if the racing association cannot satisfy the committee that the exemption is necessary for its ongoing economic viability. The legislation also provides that at such time as the emergency relief granted under the act exceeds the required annual debt service on any indebtedness incurred to address the emergency situation, such indebtedness not to exceed $25 million, the excess of such funds is to be remitted to the state treasury. During 1995, the Joint Legislation Committee on the Budget approved the dedication of funds received from the franchise tax relief described above toward the exclusive use by the Company for making principal and interest payments to FNBC.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Interim Financing

During 1995, FNBC provided the Company with short-term interim construction loans of $2.15 million on July 17, 1995. In addition, as further described in
Note 13, FNBC provided the Company with an additional $4 million on November 7, 1995, and $1 million on November 30, 1995. As also described in Note 13, all of such financing was then consolidated under a Loan Agreement dated as of December 18, 1995 between the Company and FNBC, pursuant to which the Company borrowed an aggregate amount of $9,493,050 and utilized a portion of such funds to repay the principal amount of the prior loans that was outstanding on December 18, 1995. The remaining amount borrowed was utilized to pay construction costs.

Possible Future Financing

The Company believes that it was unable during 1995 to obtain the full amount of financing originally committed by FNBC due to the uncertainty regarding the future of video poker as a continuing source of revenue. The Company is hopeful that the 1996 Louisiana regular legislative session will adjourn without having passed any statute that would adversely affect the status of the video poker tax relief previously granted to the Company or the existing video poker operations of the Company or Finish Line, or that would allow for or require local elections as a condition to the continuation of video poker operations. No assurance can be given, however, that such legislation will not be adopted. If adopted, such legislation will adversely affect the ability of the Company to obtain long-term financing from FNBC in accordance with the terms of the original commitment.

The Company has received a commitment from VSI to provide a non-interest bearing loan in the principal amount of $1.5 million, in consideration for which the Company is to agree to extend both the term of its agreement with VSI and the term of the option period thereunder by two years. The loan from VSI is conditioned upon the closing of the long-term bank financing.

In addition to the foregoing, Marie G. Krantz (Chairman of the Board of Directors and Treasurer of the Company) has committed to make a $1 million loan to the Company, which would be conditioned upon the closing of, and subordinate in right of payment to the permanent FNBC financing. Although specific terms of such loans have not been discussed, it is likely that the loan would be interest-bearing, and that payments would

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

be made after the repayment of the FNBC financing. The Company is also engaged in discussions with AutoTote concerning a possible commitment by AutoTote to lend or advance $2.5 million to the Company, such amount to be repaid through a subordinated loan arrangement or through an extension of the lease terms relating to the totalisator equipment.

See Note 12 - Contingencies - Going Concern as to the Company's ability to finance the completion of construction of its facilities and to continue as a going concern.

NOTE 8 - AMTOTE LITIGATION SETTLEMENT

The Company was a defendant in a lawsuit filed in federal court in Louisiana by American Totalisator Company, Inc. ("AmTote"), for alleged breach of contract. In 1992, AmTote was awarded a judgment against the Company in the amount of $2.2 million plus attorney's fees, costs and interest. As a result of the judgment, the Company recorded an estimated liability of $2.5 million for the year ended October 31, 1993. In September 1993, the federal court of appeals affirmed the judgment in favor of AmTote. In August 1994, after discussions among the representatives of the parties, the Company and AmTote settled the claim for $2.3 million.

NOTE 9 - RELATED PARTY TRANSACTIONS

Marie G. Krantz, Chairman of the Board of Directors and Treasurer of the Company, has voting control over 339,604 shares of common stock of the Company (72.27% of the outstanding common stock of the Company) owned by the Masoni Trust. In addition, Marie G. Krantz and Bryan G. Krantz together are the beneficial owners of 100% of the outstanding shares of Jefferson Downs Corporation.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

In August 1992, the Company entered into a Management Agreement with Finish Line Management Corporation ("Finish Line"), which is beneficially owned by Marie G. Krantz and Bryan G. Krantz, to operate five tele-track facilities previously operated by Jefferson Downs for a period of ten years, commencing November 1, 1992, with the option granted to Finish Line to extend the term of the Management Agreement for two additional five year periods. The Management Agreement provides that Finish Line is to have the exclusive responsibility for the direction, supervision, management and operation of such facilities, is to collect all monies from such operation and is to pay all expenses in connection therewith. The Company is to receive a monthly payment of 0.1% of the gross pari-mutuel handle at such facilities plus purse supplements, and Finish Line is to receive monthly compensation equal to the difference between the gross receipts collected at such facilities less all expenses (including the payment to the Company described herein) paid by Finish Line. In addition, Finish Line is to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company. During the fiscal years ended October 31, 1995, 1994 and 1993, the Company received $67,593, $87,788 and $51,182, respectively, from Finish Line in accordance with the Management Agreement.

Accounts receivable from Finish Line were $237,632 and $272,248 at October 31, 1995 and 1994, respectively.

The following table reflects the host track fees and purse supplement receipts from Finish Line for the fiscal years ended October 31, 1995, 1994, and 1993.

                                                           Received by the Company
                                                            and Paid by Finish Line
                                                        for the Years Ended October 31
                                                --------------------------------------------
                                                   1995             1994             1993
                                                ----------       ----------       ----------
    Host track fees                             $  520,267       $  483,294       $  491,876
                                                ==========       ==========       ==========

    Purse supplement receipts                   $2,448,955       $2,450,827       $2,580,000
                                                ==========       ==========       ==========

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

Marie G. Krantz and Bryan G. Krantz are each 50% owners of Continental Advertising, Inc. ("Continental"). During fiscal years ended October 31, 1995 and 1994, the Company made advances to Continental of $462,321 and $394,000, respectively, for advertising services rendered by Continental. Due to the fire and related destruction of accounting records discussed in Note 1 to the financial statements, the Company is unable to report on transactions with Continental for the fiscal year ended October 31, 1993. It is management's opinion that such transactions would be immaterial to the Company's financial statements. As of October 31, 1995 and 1994, the Company was due and included in accounts receivable $28,575 and $120,449 from Continental, respectively.

In February 1992, the Company, Jefferson Downs and Finish Line entered into an agreement with Video Services, Inc. ("VSI"), whereby VSI was granted the exclusive right and license by the Company to install, maintain and operate video draw poker devices at the Fair Grounds Race Course, Jefferson Downs Race Course and at the tele-tracks then operated by the Company, Jefferson Downs and Finish Line. Such agreement is for an initial term of five years, with an option by VSI to extend the term for an additional five years. The agreement provides that the Company is to receive a percentage of the revenues from the operation of the devices installed at the Company's facilities (not including the facilities operated for the Company by Finish Line). Such percentage is to be calculated on the basis of the average amount collected daily from each device during each month, after the payment of prizes, taxes and fees.
One-half of the net revenues from such devices, after deduction of certain amounts, are required by State Statute to be paid as purse supplements during the live racing meet. In addition, this agreement entitles the Company and Finish Line to share in a $270,000 annual promotional fee paid by VSI. In fiscal 1995, 1994 and 1993, upon agreement of the Company and Finish Line, the Company received the total promotional fee of $270,000. Of this amount, $135,000 was set aside each year as purse supplements to be paid during the upcoming racing season.

The devices which have been installed and are to be installed by VSI remain the property of VSI. As of October 31, 1995, 1994 and 1993, there were a total of 250, 182 and 304 devices, respectively, in operation at all of the Company's facilities. In addition, there were a total of 449, 508 and 467 devices in operation at the Finish Line facilities as of October 31, 1995, 1994 and 1993, respectively.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

Gross video poker revenues and related purse supplements for the years ended October 31, 1995, 1994, and 1993 are as follows:

                                     1995             1994             1993
                                  ----------       ----------       ----------
Gross video poker revenue         $1,132,127       $1,354,792       $1,492,109
                                  ==========       ==========       ==========

Purse supplements                 $  433,443       $  540,258       $  474,401
                                  ==========       ==========       ==========

In February 1992 the Company and Jefferson Downs also became shareholders in Southern Video Services, Inc. ("SVS"), a Louisiana corporation which is an affiliate of VSI. Jefferson Downs subsequently transferred its interest to Marie Krantz and Bryan Krantz. SVS was organized for the purpose of operating video poker devices in authorized locations in Louisiana other than facilities covered by the agreement with VSI, as described above. Each of the Company and the Krantzes as a group own shares of non-voting common stock of SVS, constituting approximately 17% of the total common stock of SVS outstanding. VSI and Louisiana Ventures, Inc., which is also a shareholder of SVS, are affiliates of United Gaming, Inc., which owns and operates coin-operated gaming devices in Nevada and Louisiana.

NOTE 10 -LEASES

The Company has various operating leases for the use of buildings and parking facilities to operate off-track betting facilities in Louisiana. The location, lease terms, and monthly payments are as follows:

                                                                                     Monthly
       Location                                Lease Term                            Payment
       --------                                ----------                            -------
  St. Bernard Parish,                      January 1, 1995 to
  Louisiana                                January 31, 1999                           $ 6,000




  LaPlace, Louisiana                       February 1, 1995 to
                                           January 31, 1996                           $ 4,166
---------------------------------------------------------------------------------------------

  Bourbon Street -                         March 15, 1991 to
  New Orleans,                             March 14, 1999                             $10,000
  Louisiana
---------------------------------------------------------------------------------------------

  Thibodeaux,                              May 1, 1995 to
  Louisiana                                April 30, 1996                             $ 2,100
---------------------------------------------------------------------------------------------

  Metairie,                                August 1, 1995 to
  Louisiana                                January 31, 1996                           $ 8,200

                                           February 1, 1996 to
                                           July 31, 1997                              $ 8,500
=============================================================================================

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 10 - LEASES (CONTINUED)

The tele-tracks formerly licensed to Jefferson Downs and now licensed to the Company are also leased; however, as described herein, Finish Line has agreed to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company.

In December 1993, the Company entered into a three year lease on the modular buildings that house the executive, administrative, and operations personnel and the totalisator equipment being used by the Company. Rent expense relating to this lease for the years ended October 31, 1995 and 1994 is approximately $71,000 and $49,000, respectively.

Future obligations over the primary lease terms, not including renewal periods, of the Company's long-term leases (other than the leases assigned by Jefferson Downs to the Company) as of October 31, 1995 are as follows:

            Year Ending
            October 31
            -----------
              1996                         $  352,092
              1997                            255,666
              1998                            192,000
              1999                             63,000
              Thereafter                           -
                                           ----------
              Total                        $  862,758
                                           ==========

In 1990, the Company entered into an agreement with Autotote Limited whereby Autotote Limited is to provide wagering services for the Company until November 1997, including all computer and other related services to carry out the totalisator function for the Company. The Company has agreed to pay Autotote Limited 0.0045% of the total on-track pari-mutuel handle of the Company, plus fixed equipment rental fees for its off-track betting facilities. The minimum to be paid to Autotote Limited for each year of the agreement is $200,000. No estimates of future obligations under this agreement have been included in the above table. For the fiscal years ended October 31, 1995 and 1994, the Company incurred $200,000 in minimum rental fees and $503,175 and $346,383, respectively, in equipment and contingent rental fees in connection with its agreement with Autotote Limited. Such rental fees were recorded as racing expenses - contracts and services. Due to the fire and related destruction of accounting records discussed in Note 1 to the financial statements, the amounts of minimum and contingent rental fees for fiscal 1993 can not be determined.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 11 - STOCK OPTION PLAN

The Company has a stock option plan where all incentive stock options granted under the Plan are intended to qualify as incentive stock options under Section 422(b) of the Internal Revenue Code. Under the Plan, the option price per share must be at least equal to 100% of the fair market value per share of the common shares of the Company on the date of the grant. An aggregate of 20,000 common shares have been reserved for issue and may be granted up to February 28, 2001. No options were granted or exercised during fiscal years ending October 31, 1995, 1994 or 1993. No options were outstanding at October 31, 1995.

NOTE 12 - CONTINGENCIES - GOING CONCERN

The accompanying financial statements for 1995 have been prepared assuming that the Company will continue as a going concern. In view of the cessation of construction and the additional expense which is likely to be incurred as a result of construction delays, it is not certain that, even if all of the financing, as described in Note 7, is consummated, including the long-term financing by FNBC in accordance with the terms of the original commitment, the Company will be able to complete the construction of its new facility as presently planned. It may be necessary to (i) obtain funds from other sources,
(ii) attempt to increase the amount of long-term financing from FNBC or (iii) seek to effect savings in the construction costs related to the completion of the facility. The Company has had no discussions with any other possible source of such financing, nor has it reached any understanding with FNBC regarding any increase in the financing which the Company hopes to obtain from FNBC as originally committed by FNBC. It should also be noted that FNBC and the Company are not currently engaged in any discussions concerning the terms and conditions of the definitive agreements relating to such long-term financing, given the uncertain legislative climate. Accordingly, there can be no assurance that definitive agreements will be reached, or, if reached, that they will be in accordance with the terms of the original commitment. The foregoing uncertainties raise substantial doubt about the Company's ability to continue as a going concern. In the event that such long-term financing is not completed by October 31, 1996, or that the funds provided through all sources of such financing are insufficient to meet the Company's needs, the Company may consider a number of alternatives, including seeking protection from creditors under the United States Bankruptcy Code.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 13 - SUBSEQUENT EVENTS

On December 18, 1995, First National Bank of Commerce of New Orleans ("FNBC") provided the Company with a short-term interim construction loan in the amount of $9,493,050, which included approximately $921,300 of the remaining principal balance of the $2,150,000 previously loaned to the Company in July 1995 and approximately $5,000,000 loaned to the Company in November 1995, for construction costs relating to the rebuilding of the grandstand and clubhouse facilities.


Pursuant to the loan agreement, FNBC agreed to extend credit to the Company up to an aggregate principal amount of $9,493,050 until October 31, 1996. The loan agreement states that such commitment is not a revolving credit facility, and the commitment is only to make loans up to such aggregate principal amount. Accordingly, FNBC has no obligation under the loan agreement to lend additional funds to the Company.

Payment of the principal and interest under the loan agreement is to be made on demand, or if no demand is made, then in 10 monthly installments of $52,740 principal plus interest, beginning January 17, 1996, and one final payment of all principal plus accrued interest on October 31, 1996. The loan bears interest at 9% per annum. On each monthly payment date, payment of principal and interest is to be made from the proceeds of the funds received as a result of the video poker tax relief legislation, which funds are to be on deposit in a separate lockbox, in accordance with a Disbursement Agreement entered into among Company, FNBC and Video Services, Inc. ("VSI") dated July 17, 1995. The Disbursement Agreement provides that VSI acknowledges that the first $2.5 million in video poker franchise fee payments otherwise due annually to the State of Louisiana are to be remitted to the Company under the terms of the tax relief legislation. For each annual period from July 1 through June 30, such funds are to be debited from VSI's bank account and deposited into a lockbox at FNBC. Such proceeds are to be used solely for the purpose of making payments of principal and interest from time to time due under the terms of the loan agreement. Any amount in excess of the amount of debt service, up to $2.5 million annually, is to be applied as a prepayment of the principal amount of the loan, and any excess of the debt service is to be returned to the Treasury of the State of Louisiana. The loan agreement also provides that any fire insurance proceeds (not including proceeds payable to any third party), received by the Company are to be used to prepay the loan.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

The indebtedness under the loan agreement is secured by (i) a second mortgage by the Company of all of its real property; (ii) a mortgage by Marie G. Krantz of all the real property formerly constituting the Jefferson Downs Race Course;
(iii) a security interest in all the Company's accounts, inventory, equipment, fire insurance proceeds, tax relief monies, construction property, material contracts and all deposit accounts; (iv) a security interest in certain investment securities owned by Marie G. Krantz; (v) a security interest in all furniture, fixtures and equipment owned by the Company, Finish Line and Jefferson Downs; (vi) a pledge by Richard Katcher, as Trustee u/t/a between John G. Masoni and John G. Masoni, Trustee, pursuant to a restatement of his Trust Agreement dated April 19, 1991 as modified on October 24, 1992 (the "Trust"), Marie G. Krantz, individually and as Voting Trustee, Bryan G. Krantz, Vickie Krantz and Jefferson Downs of an aggregate of 342,584 shares of common stock of the Company, constituting all shares of common stock of the Company beneficially owned by them; (vii) a limited guaranty of such indebtedness by Marie G. Krantz and Finish Line; and a guaranty of such indebtedness by Finish Line.

The loan agreement provides that, commencing January 20, 1996, the Company will deposit monthly into an account at FNBC all "Excess Cash Flow" generated during the immediately preceding month. Excess Cash Flow is defined as all net income for the month; plus or minus non-cash items such as depreciation and amortization; plus or minus the changes in accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses, and any other operating balance sheet related activity affecting the cash position; and plus or minus capital expenditures. This obligation ceases if and when the 1996 regular session of the Louisiana Legislature adjourns without having passed any statute that adversely affects the status of the video poker tax relief or the existing video poker operations of the Company or Finish Line, or that would allow for or require local elections as a condition to the continuation of video poker operations; of if there is any such legislation requiring local elections, the voters fail to approve any such adverse change. Prior to the cessation of such obligation, the Company may not withdraw any funds in such account, and FNBC has a security interest in such funds.

The loan agreement contains certain negative covenants pursuant to which the Company has agreed that it will not (i) resume construction activities without first providing FNBC with satisfactory evidence of the source of funding for the balance of such construction; (ii) enter into any agreement with any affiliate except to the extent that such agreements are commercially reasonable and provide for terms which would

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        For the Years Ended October 31, 1995, 1994 and 1993 (Unaudited)


NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

normally be obtainable in an arm's length transaction with an unrelated third party; and (iii) incur capital expenditures during any fiscal year in excess of $200,000 without the consent of FNBC.

On December 26, 1995, the Company paid $1,000,000 of principal on the $2,000,000 remaining balances related to its promissory notes held by Louie J. Roussel, III and agreed to pay the remaining $1,000,000 in principal on October 31, 1996.

In January 1996, the Company received an advance of $1,000,000 from VSI, which the Company plans to repay in six equal monthly installments beginning in February 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows each director and executive officer of the Company, his or her age, present positions and offices with the Company, principal occupation and the name and principal business of the corporation or other organization in which such occupation has been carried on, and, with respect to each director, the year he or she first became a director of the Company and directorships in certain other corporations, based upon information furnished to the Company by each such director and executive officer or otherwise available to the Company. Unless otherwise indicated, each director and executive officer has engaged in the occupations stated below for at least the last five years. No family relationships exist between or among any director or executive officer of the Company, except that Bryan G. Krantz is the son of Marie G. Krantz.

                                                            Director
Name                                               Age        Since
----                                               ---      --------
Directors

KATHERINE F. DUNCAN                                68        1991
Private investor; Director of
Planned Giving of Audubon
Institute, Inc., which
operates the Audubon Zoo
and the Aquarium of the Amer-
icas, since July 1991;
Vice President and Secretary of
Foster Company, a company
engaged in the sale and
rental of decorative awn-
ings and special-event
tents, prior to July 1991.

RICHARD KATCHER                                    77        1994
Practicing attorney with
Baker and Hostetler, Cleveland,
Ohio

BRYAN G. KRANTZ                                    35        1990
President and General Manager
of the Company since April 1990;
Vice President of Jefferson Downs
Corporation, a company which
owns a racing track that was used
until November 1992 to conduct live
horse racing, and which owns an off-
track betting facility in Louisiana;
General Manager of Jefferson Downs
Corporation prior to May 1990;
President of Finish Line Management
Corporation, which operates certain
off-track betting facilities in
Louisiana.

MARIE G. KRANTZ                                    60        1990
Chairman of the Board of Directors
and Treasurer of the Company since
April 1990; Chairman of the Board and
President of Jefferson Downs
Corporation; Secretary/Treasurer
of Finish Line Management Corporation.

RONALD J. MAESTRI                                  55        1991
Athletic Director, University of
New Orleans.

CHARMAINE R. MOREL                                 61        1987
Assistant to the Financial Manager,
Mike's on the Avenue, a restaurant in
New Orleans, since October 1991;
Secretary-Treasurer of Empire
Land Corporation, a corporation
engaged in oil and gas production,
prior to October 1991; Secretary-
Treasurer of Victory Management Group,
Inc., an insurance holding company,
from January 1993 to December 1995.

DONALD L. PELTIER                                  69        1977
Practicing attorney with
Peltier, Morvant & Cavell (or its
predecessor); Chairman of the
Board of Argent Bank (or its
predecessor), a banking institution.

Executive Officers (In Addition to Those Listed Above)

WILLIAM A. HOF                                     61       -
Vice President of the Company since
February 1992; Director of Operations;
Director of Operations of Jefferson
Downs prior to the closing of its
facility in November 1992.

MERVIN MUNIZ, JR.                                  53       -
Vice President of the Company;
Racing Secretary

GORDON M. ROBERTSON                                54       -
Vice President of the Company since
February 1992; Chief Financial Officer
since August 1990; General Manager of
Jefferson Downs prior to November 1992.

JOAN B. STEWART                                    62       -
Secretary of the Company


ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended October 31, 1995, October 31, 1994 and October 31, 1993, for the chief executive officer of the Company.


                           SUMMARY COMPENSATION TABLE

                                                                           Annual Compensation
                                                          ----------------------------------------------------------
                                                                                                            Other
                                                                                                           Annual
Name and                                                                                                   Compen-
Principal Position                                        Year          Salary              Bonus          sation
------------------                                        ----         --------            -------------------------
BRYAN G. KRANTZ
President and General Manager                             1995         $ 75,000               0            $3,600(1)
                                                          1994           75,000               0             3,600(1)
                                                          1993           75,000               0             3,600(1)

(1)      Consists of the annual retainer paid to Mr. Krantz as a director.

INFORMATION CONCERNING STOCK OPTION PLAN

In 1991, the Board of Directors of the Company adopted, and the shareholders ratified, the Fair Grounds Corporation Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan, which is administered by a committee of the Board of Directors, provides that options to purchase up to 20,000 common shares of the Company may be granted to key employees, as determined by the committee. Key employees may be granted options for common shares of any value; however, the aggregate fair market value of common shares with respect to which incentive stock options are exercisable by an optionee during any calendar year may not exceed $100,000. The committee has the authority to determine the number of common shares that an optionee may purchase upon exercise of an option. The exercise price per share may not be less than the fair market value per share of the Company's common shares at the time an option is granted. Each option granted will be exercisable only during the term fixed by the committee, and may not be exercisable prior to the expiration of six months from the date of the grant. Options granted under the Stock Option Plan may be either "incentive stock options" for purposes of the Internal Revenue Code or nonqualified stock options. During the fiscal year ended October 31, 1995, no options were granted or exercised under the Stock Option Plan. There are currently no options outstanding under the Stock Option Plan.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The following non-employee directors served on the Compensation Committee of the Board of Directors of the Company during the fiscal year ended October 31, 1995: Richard Katcher, Charmaine R. Morel and Donald L. Peltier. As described herein, Mr. Katcher is trustee of the Trust which is the beneficial owner of 339,604 common shares of the Company, constituting approximately 72.5% of the common shares issued and outstanding, which shares are held by Marie G. Krantz as Voting Trustee. In connection with the financing described herein, the Trust entered into a Pledge Agreement pursuant to which it pledged and granted to FNBC a security interest in the common shares of the Company beneficially owned by the Trust. See Item 12, "Security Ownership of Certain Beneficial owners and Management," for a description of the terms of such Pledge Agreement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

BENEFICIAL OWNERSHIP

The following table sets forth certain information regarding the beneficial ownership of common shares of the Company, as of January 1, 1996, of (i) each person who, to the knowledge of the Company, owns beneficially more than 5% of the outstanding common shares of the Company, (ii) each director and nominee for election as a director, (iii) the executive officer listed in the summary compensation table and (iv) all directors and executive officers of the Company as a group. The information set forth in the following table is based upon statements filed by such persons with the Securities and Exchange Commission and information otherwise available to the Company. Unless otherwise indicated, each person has sole voting and investment power of the common shares of the Company beneficially owned by him or her.

                                                                    AMOUNT AND NATURE                       PERCENT
                                                                      OF BENEFICIAL                            OF
BENEFICIAL OWNER                                                        OWNERSHIP                           CLASS(A)
----------------                                                    -----------------                       --------
Katherine F. Duncan                                                         480                                 *
Richard Katcher                                                         339,604(b)(e)                         72.5%
Marie G. Krantz                                                         340,584(c)(e)                         72.7%
Bryan G. Krantz                                                           2,600(d)(e)                           *
Ronald J. Maestri                                                           480                                 *
Charmaine R. Morel                                                          480                                 *
Donald L. Peltier                                                         2,513(f)                              *

All Directors and Executive Officers as a Group                         346,537(g)                            74.0%


* Less than 1% of Class

(a) For purposes of this table, the percentage of class beneficially owned has been computed,in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, on the basis of 468,180 common shares outstanding on January 1, 1996.

(b) Richard Katcher, as Trustee u/t/a between John G. Masoni and John G. Masoni, Trustee, pursuant to a restatement of his Trust Agreement dated April 19, 1991 as modified on October 24, 1992 (the "Trust"), has reported to the Commission that the Trust is the beneficial owner of 339,604 common shares, constituting approximately 72.5% of the common shares issued and outstanding, which are held by Marie G. Krantz as Voting Trustee, and that the Trust has the sole power to dispose or to direct the disposition of such common shares. The address of this beneficial owner is 3200 National City Center, Cleveland, Ohio.

(c) Marie G. Krantz has reported to the Commission that she is the beneficial owner of 380 common shares held directly by her and of 100 common shares held by Jefferson Downs, constituting less than 1% of the common shares issued and outstanding, and that she may be deemed to be the beneficial owner of the 340,104 common shares held by her as Voting Trustee. In her capacity as Voting Trustee, Marie G. Krantz has the sole power to vote or to direct the vote of the 340,104 common shares held by her as Voting Trustee. She has the sole power to vote or to direct the vote and the sole power to dispose or to direct the disposition of the 380 common shares held directly by her. She may be deemed to share with Bryan G. Krantz the power to vote or to direct the vote and the power to dispose or to direct the disposition of the 100 common shares held by Jefferson Downs. Ms. Krantz's address is 1751 Gentilly Boulevard, New Orleans, Louisiana 70119.

(d) Bryan G. Krantz has reported to the Commission that he is the beneficial owner of 500 common shares held by Marie G. Krantz as Voting Trustee, constituting less than 1% of the common shares issued and outstanding, 2,000 common shares held jointly by him and his wife, constituting less than 1% of the common shares issued and outstanding and 100 shares held by Jefferson Downs, constituting less than 1% of the common shares issued and outstanding. Bryan G. Krantz has the sole power to dispose or direct the disposition of the 500 common shares held by Marie G. Krantz as Voting Trustee, and shares with his wife the power to vote or direct the vote and to dispose or direct the disposition of the 2,000 common shares held jointly with her. He may be deemed to share with Marie G. Krantz the power to vote or to direct the vote and the power to dispose or to direct the disposition of the 100 common shares held by Jefferson Downs. Mr. Krantz's address is 1751 Gentilly Boulevard, New Orleans, Louisiana 70119.

(e) The Trust and the Krantzes, who are the beneficial owners of an aggregate of 342,584 common shares, constituting approximately 73.2% of the common shares outstanding, have reported to the Commission that they constitute a "group" within the meaning of section 13(d)(3) of the Exchange Act. By virtue of their beneficial ownership of common shares of the Company and the matters set forth in filings made by them under Section 13(d) of the Exchange Act, the Trust, Marie G. Krantz and Bryan G. Krantz may be deemed to be controlling persons of the Company. See "Pledge of Common Shares to FNBC" below, for a description of the pledge agreements in favor of FNBC, as security for the Company's obligations under the Loan Agreement.

(f) Includes 679 common shares held directly by Mr. Peltier and 1,834 common shares of the Company held by members of Mr. Peltier's family who have given Mr. Peltier powers of attorney to vote and dispose of such common shares.

(g) The number of common shares shown as beneficially owned includes any directors qualifying shares held by each director.


PLEDGE OF COMMON SHARES TO FNBC

As described above, all of the 342,584 common shares of the Company owned in the aggregate by the Trust, Marie Krantz, Bryan Krantz, Vickie Krantz and Jefferson Downs are subject to pledge agreements (the "Pledge Agreements") in favor of FNBC, as security for the Company's obligations under the Loan Agreement described elsewhere herein. Pursuant to the Pledge Agreements, each such shareholder has granted to FNBC a security interest in all common shares of the Company owned by such shareholder, and in any additional common shares which may be received. So long as the Company's indebtedness under the Loan Agreement remains outstanding, the common shares subject to the Pledge Agreements may not be sold, transferred or disposed of in any way. Unless and until an event of default occurs, each shareholder is entitled to exercise all voting rights and receive all dividends with respect to such shares. In the event of a default, including a default under any other guaranty or security agreement entered into in connection with the Loan Agreement, FNBC will be entitled, among other things, to transfer all or part of the pledged shares into its name, exercise all voting rights and sell all or any part of such shares. Any such sale of all or a substantial portion of the common shares subject to the Pledge Agreements would result in a change of control of the Company. For a description of certain events of default under the loan Agreement and related documents, see Item 1, "Business - Developments During 1995."


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1992 Jefferson Downs, a corporation owned by Marie G. Krantz and Bryan
G. Krantz, did not renew its license application with the Louisiana Racing Commission for live racing and, accordingly, did not conduct live racing in 1993. In August 1992, Jefferson Downs assigned to the Company all of its right, title and interest in and to the leases on its tele-track facilities in Terrebone, St. Tammany and Jefferson Parishes, Louisiana. Such assignment was effective on May 27, 1993, the date the Louisiana Racing Commission approved the transfer to the Company of all licenses necessary for the operation of such tele-tracks.

During 1992 the Company entered into a Management Agreement (the "Management Agreement") with Finish Line. The Management Agreement provides that Finish Line is to operate the former Jefferson Downs tele-track facilities described above for a period of ten years, commencing November 1, 1992, with the option granted to Finish Line to extend the term of the Management Agreement for two additional five-year periods. The Management Agreement provides that Finish Line is to have the exclusive responsibility for the direction, supervision, management and operation of such facilities, is to collect all monies from such operation and is to pay all expenses in connection therewith. The Company is to receive 0.1% of the gross pari-mutuel handle at such facilities, and Finish Line is to receive monthly compensation equal to the difference between the gross receipts collected at such facilities less all expenses (including the payment to the Company described above) paid by Finish Line. In addition, Finish Line is to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company.
During the fiscal year ended October 31, 1995, Finish Line paid the Company $67,593 under the Management Agreement, host track fees of $520,267 and purse supplements of $2,448,955. As of October 31, 1995, the Company had accounts receivable from Finish Line in the aggregate amount of $237,632.

The Company, Jefferson Downs and Finish Line are parties to an agreement with VSI, whereby VSI has the exclusive right and license to install, maintain and operate video draw poker devices at the Fair Grounds Race Course and Jefferson Downs Race Course and at the tele-tracks operated by the Company, Jefferson Downs and Finish Line. Such agreement was entered into in November 1992 for an initial term of five years, with an option by VSI to extend the term for an additional five years. The agreement provides that the Company is to receive a percentage of the revenues from the operation of the devices installed at the Company's facilities. Such percentage is to be calculated on the basis of the average amount collected daily from each device during each month, after the payment of prizes, taxes and fees. The devices which have been installed and are to be installed by VSI pursuant to such agreement remain the property of VSI. As of October 31, 1995, there were a total of 250 devices in operation at all of the Company's facilities (excluding the tele-tracks operated for the Company by Finish Line) and 449 devices in operation at facilities managed by Finish Line. In fiscal 1995, the Company received gross revenue of $1,132,127, including amounts to be paid as purse supplements of $433,443. In addition, such agreement provides that the Company, Jefferson Downs and Finish Line are entitled to receive an annual promotional allowance from VSI in the aggregate amount of $270,000, which for the fiscal year ended October 31, 1995 was paid in full to the Company. The agreement also provides for advances annually from VSI against future revenues of up to $1 million in the aggregate to the Company, Jefferson Downs and Finish Line. The Company received all of such advance during the year ended October 31, 1995 and has also received such an advance during the current fiscal year. The Company anticipates that it will continue to receive revenues pursuant to the agreement with VSI.

The Company and Marie and Bryan Krantz are also shareholders in Southern Video Services, Inc. ("SVS"), a Louisiana corporation which is an affiliate of VSI. SVS was organized for the purpose of operating video poker devices in authorized locations in Louisiana other than the facilities covered by the agreement with VSI, as described above. Each of the Company and Marie and Bryan Krantz as a group owns shares of nonvoting common stock of SVS, constituting approximately 17% of the total common stock of SVS outstanding. VSI and Louisiana Ventures, Inc., which is also a shareholder of SVS, are affiliates of United Gaming, Inc., which owns and operates coin-operated gaming devices in Nevada and Louisiana. SVS is not actively engaged in any business in Louisiana.

Marie Krantz is a director, the President and the owner of 66 2/3% of the outstanding common stock, and Bryan Krantz is a director, Vice President and the owner of 33 1/3% of the outstanding common stock, of Jefferson Downs.
Marie Krantz is a director, executive officer and the owner of 66 2/3% of the outstanding common stock, and Bryan Krantz is a director, executive officer and the owner of 33 1/3% of the outstanding common stock, of Finish Line. By virtue of such positions and ownership and their positions with and relationship with such entities, the Company, Finish Line and Jefferson Downs may be deemed to be affiliates.

Marie Krantz and Bryan Krantz each own 50% of the outstanding common stock of Continental Advertising, Inc. ("Continental"), an advertising agency which provided advertising services to the Company during the last fiscal year. During the 1995 fiscal year, the Company made advances to Continental of $462,321. As of October 31, 1995, the Company was due $28,575 from Continental. The Company expects to continue to utilize Continental's services during the current fiscal year.

As described elsewhere herein, the Company and FNBC are parties to the Loan Agreement, and the Company's indebtedness thereunder has been guaranteed by Marie Krantz and Finish Line. In addition, Marie G. Krantz has granted FNBC a security interest in certain investment securities held by her, and Finish Line and Jefferson Downs have granted to FNBC a security interest in substantially all of the property, furniture, fixtures and equipment owned by each such corporation. For a description of the terms and conditions of the Loan Agreement and the security interests granted to FNBC, see Item 1, "Business - Developments During 1995." Also in connection with the Loan Agreement, each of Marie Krantz, Bryan Krantz, Vickie Krantz, Richard Katcher and Jefferson Downs has pledged to FNBC all of the common shares of the Company owned by such shareholder. For a description of the terms and conditions of the pledge agreements relating to such shares, see Item 12, "Securities Ownership of Certain Beneficial Owners and Management."

From time to time, persons who are officers, directors or principal shareholders of the Company own or have interests in horses racing at the Company's race track. Such races are conducted under the rules and regulations of the Louisiana Racing Commission, and no officer, director or principal shareholder receives any extra or special benefits not shared by all others so racing.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   The following unaudited financial statements are included in Part II,
Item 8:

Financial Statements                                                                                          Page
--------------------                                                                                          ----
                 Report of Independent Certified Public
                 Accountant                                                                                   36

                 Balance Sheets, October 31, 1995 and 1994                                                    37

                 Statements of Operations for the Three Years
                 Ended October 31, 1995                                                                       40

                 Statements of Changes in Stockholder's
                 Equity for the Three Years Ended
                 October 31, 1995                                                                             44

                 Statements of Cash Flows for the Three
                 Years Ended October 31, 1995                                                                 45

                 Notes to Financial Statements                                                                48

(a)(2) The following unaudited financial statement schedules for the years ended October 31, 1995, 1994 and 1993 are filed herewith:

                 Schedule II - Amounts Receivable from
                 Related Parties                                                                              88

                 Schedule V - Property, Plant and Equipment                                                   89

                 Schedule VI - Accumulated Depreciation and
                 Amortization of Property, Plant and Equipment                                                90

                 Schedule IX - Short-Term Borrowings                                                          91

(b)              Report on Form 8-K:  None

(c)              Exhibits:  The following exhibits are filed as part of this report.  Those exhibits which have been previously filed and incorporated herein by reference are identified by reference to the previous filing.

(3)(a)           Articles of Incorporation of Fair Grounds Corporation, as amended

                 (incorporated herein by reference to Exhibit (3)(a) to the Form 10-K of the Company for the fiscal year ended October 31, 1991, filed on January 29, 1992).

(3)(b)                                                                                                                 *
                 Amended and Restated By-Laws of Fair Grounds Corporation (incorporated herein by reference to Exhibit (3)(b) to the Form 10-K of the Company for the fiscal year ended October 31, 1990).

(9)                                                                                                                    *
                 Voting Trust Agreement dated as of August 31, 1993, by and among Bryan G. Krantz and Richard Katcher, Trustee, as grantors, and Marie G. Krantz as Voting Trustee
                 (incorporated herein by reference to exhibit 2 to Amendment No. 3 to Schedule 13D filed by such persons on October 13, 1993).

(10)(a)                                                                                                                *
                 Agreement dated December 1, 1987, between Fair Grounds Corporation and Jefferson Downs, Inc.
                 (incorporated herein by reference to Exhibit (10)(a) to the Form 10-K of the Company for
                 the fiscal year ended October 31, 1988).

(10)(b)                                                                                                                *
                 Agreement dated March 30, 1988, between Fair Grounds Corporation and Jefferson Downs, Inc.
                 (incorporated herein by reference to Exhibit (10)(b) to the Form 10-K of the Company for the fiscal year ended October 31, 1988).

(10)(c)                                                                                                                *
                 Agreement dated March 29, 1989, between Fair Grounds Corporation and Jefferson Downs, Inc.
                 (incorporated herein by reference to Exhibit (10)(c) to the Form 10-K of the Company for the fiscal year ended October 31, 1989).

(10)(d)                                                                                                                *
                 Agreement dated November 3, 1989, between Fair Grounds Corporation and Jefferson Downs, Inc.
                 (incorporated herein by reference to Exhibit (10)(d)

                 to the Form 10-K of the Company for the fiscal year ended October 31, 1989).

(10)(e)                                                                                                                *
                 Net Commercial Lease Agreement dated November 10, 1988, between Pelican Homestead and Savings
                 Association and Fair Grounds Corporation (incorporated herein by reference to Exhibit (10)(e) to the Form 10-K of the Company for the fiscal year ended October 31, 1989).

(10)(f)                                                                                                                *
                 Lease of Commercial Property dated February 1, 1989, between Mereaux and Nunez, Inc. and Fair
                 Grounds Corporation (incorporated herein by reference to Exhibit (10)(f) to the Form 10-K of the
                 Company for the fiscal year ended October 31, 1989).

(10)(g)                                                                                                                *
                 Lease Agreement dated March 8, 1989, between Richard F. Keyworth and Fair Grounds Corporation
                 (incorporated herein by reference to Exhibit (10)(g) to the Form 10-K of the Company for the fiscal year ended October 31, 1989).

(10)(h)                                                                                                                *
                 Promissory Note dated November 19, 1989, in the principal amount of $5,000,000 from Fair Grounds
                 Corporation to National Savings Life Insurance Company (incorporated herein by reference to Exhibit
                 (10)(h) to the Form 10-K of the Company for the fiscal year ended October 31, 1989).

(10)(i)                                                                                                                *
                 Promissory Note dated November 19, 1989, in the principal amount of $4,980,000 from Fair Grounds
                 Corporation to Louie J. Roussel, III (incorporated herein by reference to Exhibit (10)(i) to the
                 Form 10-K of the Company for the fiscal year ended October 31, 1989).

(10)(j)                                                                                                                *
                 Promissory Note dated December 27, 1990, in the principal amount of

                 $4,980,000 from Fair Grounds Corporation to Louie J. Roussel, III (incorporated herein by reference to Exhibit (10)(j) to the Form 10-K of the Company for the fiscal year ended
                 October 31, 1990).

(10)(k)                                                                                                                *
                 Promissory Note dated December 27, 1990, in the principal amount of $5,000,000 from Fair Grounds
                 Corporation to Victory Life Insurance Company (incorporated herein by reference to
                 Exhibit (10)(k) to the Form 10-K of the Company for the fiscal year ended October 31, 1990).

(10)(l)                                                                                                                *
                 Fair Grounds Corporation Stock Option Plan (incorporated herein by reference to Appendix A to the definitive Information Statement of the Company dated February 26, 1991).

(10)(m)                                                                                                                *
                 Commercial Lease Agreement dated April 1, 1991 between Blake's Superette, Inc. and Fair Grounds
                 Corporation (incorporated herein by reference to Exhibit (10)(m) to the Form 10-K of the Company for
                 the fiscal year ended October 31, 1991, filed on January 29, 1992).

(10)(n)                                                                                                                *
                 Lease Agreement dated November 21, 1991 between Jefferson Downs Corporation and Fair Grounds
                 Corporation (incorporated herein by reference to Exhibit (10)(n) to the Form 10-K of the Company for
                 the fiscal year ended October 31, 1991, filed on January 29, 1992).

(10)(o)                                                                                                                 *
                 Agreements regarding Purchase and Sale of Partnership Interests by and between Jefferson Downs
                 Corporation and Fair Grounds Corporation, dated as of August 11, 1992. (Incorporated herein by reference to Exhibit (10)(o) to the Form 10-K of the Company for the fiscal year ended October 31, 1992, filed on February 15, 1993.)

(10)(p)                                                                                                                 *
                 Assignments of Lease by Jefferson Downs Corporation to Fair Grounds Corporation, dated as of
                 August 31, 1992. (Incorporated herein by reference to Exhibit (10)(p) to the Form 10-K of the
                 Company for the fiscal year ended October 31, 1992, filed on February 15, 1993.)

(10)(q)
                 Management Agreement by and between Finish Line Management Corp. and Fair Grounds Corporation,
                 dated October 9, 1992. (Incorporated herein by reference to Exhibit (10)(q) to the Form 10-K of the Company for the fiscal year ended October 31, 1992, filed on February 15, 1993.)

(10)(r)                                                                                                                 *
                 Letter of Intent between K-III Information Group and Fair Grounds Corporation, dated
                 November 20, 1992.  (Incorporated herein by reference to Exhibit (10)(r) to the Form 10-K of the Company for the fiscal year ended October 31, 1992, filed on February 15, 1993.)

(10)(s)                                                                                                                 *
                 Incentive Stock Option Agreement between Fair Grounds Corporation and William H. Kurtz, dated as of
                 February 4, 1992. (Incorporated herein by reference to Exhibit (10)(s) to the Form 10-K of the
                 Company for the fiscal year ended October 31, 1992, filed on February 15, 1993.)

(10)(t)                                                                                                                 *
                 Agreement dated February 28, 1992, by and between Video Services, Inc., Fair Grounds Corporation,
                 Jefferson Downs Corporation and Finish Line Management Corp. (Incorporated herein by reference to
                 Exhibit (10)(t) to the Form 10-K of the Company for the fiscal year ended

                 October 31, 1992, filed on February 15, 1993.)
(10)(u)
                 Loan Agreement dated as of December 18, 1995, between Fair Grounds Corporation and First National Bank of Commerce

(10)(v)
                 Disbursement Agreement dated as of July 17, 1995 by and among Fair Grounds Corporation, Vide Services,
                 Inc. and First National Bank of Commerce

(10)(w)
                 Commercial Security Agreement dated as of July 17, 1995 between Fair Grounds Corporation and First
                 National Bank of Commerce



*        Incorporated herein by reference as indicated.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                                   FAIR GROUNDS CORPORATION




                                               By: /s/ Bryan G. Krantz
                                                   --------------------------
Date: February 15, 1996                            Bryan G. Krantz, President
      -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                                  Capacity               Date
--------------                             --------            -----------
PRINCIPAL EXECUTIVE OFFICER:


/s/ Bryan G. Krantz
------------------------------
Bryan G. Krantz                            President           February 15, 1996


PRINCIPAL FINANCIAL OFFICER:


/s/ Gordon M. Robertson
------------------------------
Gordon M. Robertson                        Chief Financial     February 15, 1996
                                           Officer


PRINCIPAL ACCOUNTING OFFICER:


/s/ Jill P. Incaprera
------------------------------
Jill P. Incaprera                          Principal           February 15, 1996
                                           Accounting
                                           Officer

DIRECTORS:


/s/ Marie G. Krantz
--------------------------------
Marie G. Krantz                            Director                 February 15, 1996
                                           and Chairman
                                           of the Board

/s/ Bryan G. Krantz
--------------------------------
Bryan G. Krantz                            Director                 February 15, 1996
                                           and President


/s/ Katherine F. Duncan
--------------------------------
Katherine F. Duncan                        Director                 February 15, 1996



/s/ Ronald J. Maestri
--------------------------------
Ronald J. Maestri                          Director                 February 15, 1996



/s/ Charmaine R. Morel
--------------------------------
Charmaine R. Morel                         Director                 February 15, 1996



/s/ Donald L. Peltier
--------------------------------
Donald L. Peltier                          Director                 February 15, 1996

                                                                     SCHEDULE II
                    AMOUNTS RECEIVABLE FROM RELATED PARTIES
              For The Years Ended October 31, 1995, 1994 and 1993




COLUMN A                                   COLUMN B     COLUMN C           COLUMN D                  COLUMN E
                                          Balance at                      Deductions                Balance at
                                          Beginning                  Amounts      Amount           End of Period
Name of Debtor                            of Period    Additions    Collected      Sold       Current    Non-Current
--------------                            ---------    ---------    ---------     ------      -------    -----------
1995
====

None.

1994
====

Intertrack Partners of Madison (b)       $232,872     $    -      $    595      $232,277      $    -       $    -
Intertrack Partners of Rapides (b)        286,305          -         1,289       285,016           -            -
Intertrack Partners of Ouachita (c)         7,500          -         7,500           -             -            -
Fast, Inc.                                 16,864          -         2,118        14,746           -            -
                                         --------     ------      --------      --------      --------     --------
                                         $543,541     $    -      $ 11,502      $532,039      $    -       $    -
                                         ========     ======      ========      ========      ========     ========

1993 (Unaudited)
====

Intertrack Partners of Rapides (b)       $288,914     $    -      $  2,609      $    -        $  3,668     $282,637
Intertrack Partners of Ouachita (c)        27,600          -        20,100           -             -          7,500
Fast, Inc. (a)                             18,546          -         1,682           -           1,682       15,182
                                         --------     ------      --------      --------      --------     --------
                                         $335,060     $    -      $ 24,391      $    -        $  5,350      305,319
                                         ========     ======      ========      ========      ========     ========
Intertrack Partners of Madison
    eliminated through
    1993 consolidation                                                                                      232,872
                                                                                                           --------
                                                                                                           $543,541
                                                                                                           ========

(a) Note receivable at 9% interest, payable in yearly installments through December 1999.

(b) Note receivable at 9% interest, payable in quarterly installments through December 2019.

(c)      Advance, no repayment terms stated at this time.

                                                                      SCHEDULE V
                         PROPERTY, PLANT AND EQUIPMENT
              For the Years Ended October 31, 1995, 1994 and 1993


COLUMN A                              COLUMN B         COLUMN C         COLUMN D         COLUMN E         COLUMN F
                                     Balance at                                           Assets           Balance
                                     Beginning         Additions       Retirements       Destroyed         at End
Description                          of Period          at Cost         or Sales          By Fire         of Period
-----------                          ----------        ---------       -----------       ---------        ---------
OCTOBER 31, 1995
Land                               $ 3,286,281      $       -        $       -       $        -        $ 3,286,281
Buildings and improvements          10,206,873        3,675,097              -                -         13,881,970
Temporary facilities                 2,680,917            5,127              -                -          2,686,044
Construction in progress             4,723,474       14,119,779       (3,637,088)             -         15,207,395
Machinery and equipment              1,464,204          143,254              -                -          1,607,458
Furniture and fixtures                 155,672           15,825              -                -            171,497
Land improvements                    4,188,282           82,253              -                -          4,270,535
                                   -----------      -----------      -----------     ------------      -----------
                                   $26,705,703      $18,042,565      $(3,637,088)    $        -        $41,111,180
                                   ===========      ===========      ===========     ============      ===========

OCTOBER 31, 1994
Land                               $ 3,286,281      $       -        $       -       $        -        $ 3,286,281
Buildings and improvements          19,419,664           20,022              -         (9,232,813)      10,206,873
Temporary facilities                       -          2,680,917              -                -          2,680,917
Construction in progress                  -           4,723,474              -                -          4,723,474
Machinery and equipment              3,860,902          453,062          (14,980)      (2,834,780)       1,464,204
Furniture and fixtures                 497,557           27,216              -           (369,101)         155,672
Land improvements                    4,382,941              -                -           (194,659)       4,188,282
                                   -----------      -----------      -----------     ------------      -----------
                                   $31,447,345      $ 7,904,691      $   (14,980)    $(12,631,353)     $26,705,703
                                   ===========      ===========      ===========     ============      ===========

OCTOBER 31, 1993 (Unaudited)
Land                               $ 3,401,281      $       -        $       -       $        -        $ 3,401,281
Buildings and improvements          20,038,877          183,559              -                -         20,222,436
Machinery and equipment              4,002,872           44,181           (1,401)             -          4,045,652
Furniture and fixtures                 536,985           13,126              -                -            550,111
Land improvements                    4,456,666              -            (73,725)             -          4,382,941
                                   -----------      -----------      -----------     ------------      -----------
                                   $32,436,681      $   240,866      $   (75,126)    $        -         32,602,421
                                   ===========      ===========      ===========     ============
Intertrack Partners of Madison
  effects of consolidation                                                                              (1,155,076)
                                                                                                       -----------
                                                                                                       $31,447,345
                                                                                                       ===========

                                                                     SCHEDULE VI
                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
              For the Years Ended October 31, 1995, 1994 and 1993


COLUMN A                             COLUMN B        COLUMN C         COLUMN D          COLUMN E         COLUMN F
                                    Balance at                                           Assets           Balance
                                    Beginning      Depreciation      Retirements        Destroyed         at End
Description                         of Period        Expense          or Sales           By Fire         of Period
-----------                         ----------     ------------      -----------        ---------        ---------
OCTOBER 31, 1995
Buildings and improvements        $  6,832,699      $   746,330        $     -       $        -        $ 7,579,029
Temporary facilities                   890,667          747,810              -                -          1,638,477
Machinery and equipment              1,009,981          103,196              -                -          1,113,177
Furniture and fixtures                 119,920            9,158              -                -            129,078
Land improvements                    3,032,870          190,762              -                -          3,223,632
                                  ------------      -----------        ---------      -----------      -----------
                                  $ 11,886,137      $ 1,797,256        $     -        $       -        $13,683,393
                                  ============      ===========        =========      ===========      ===========
OCTOBER 31, 1994
Buildings and improvements        $ 12,085,279      $   665,712        $     -        $(5,918,292)     $ 6,832,699
Temporary facilities                       -            890,667              -                -            890,667
Construction in progress                   -                -                -                -                -
Machinery and equipment              3,027,123           99,797          (10,861)      (2,106,078)       1,009,981
Furniture and fixtures                 360,305           10,117              -           (250,500)         119,920
Land improvements                    2,920,357          190,095              -            (77,582)       3,032,870
                                  ------------      -----------        ---------      -----------      -----------
                                  $ 18,393,064      $ 1,856,388        $ (10,861)     $(8,352,454)     $11,886,137
                                  ============      ============       =========      ===========      ===========
OCTOBER 31, 1993 (Unaudited)
Buildings and improvements        $ 11,162,679      $ 1,028,865        $     -        $       -        $12,191,544
Machinery and equipment              2,920,321          269,166              -                -          3,189,487
Furniture and fixtures                 350,340           32,290              -                -            382,630
Land improvements                    2,651,451          244,385              -                -          2,895,836
                                  ------------      -----------        ---------      -----------      -----------
                                  $ 17,084,791      $ 1,574,706        $     -        $       -         18,659,497
                                  ============      ===========        =========      ===========      ===========
Intertrack Partners of Madison
  effects of consolidation                                                                                (266,433)
                                                                                                       -----------
                                                                                                       $18,393,064
                                                                                                       ===========

                                                                     SCHEDULE IX
                             SHORT-TERM BORROWINGS
                For the Years Ended October 1995, 1994 and 1993


                                      Weighted                          Maximum          Average
                                       Average                           Amount           Amount          Average
Category of                            Balance         Interest       Outstanding      Outstanding        Interest
Aggregate                              at End        Rate at End       During the       During the       Rate During
Borrowings                           of Period        of Period          Period           Period         the Period
-----------                          ---------       -----------      -----------      -----------       -----------
                                                                                                           (Note B)
Notes payable:

        1995                        $3,706,143            9.00%       $4,454,117       $2,425,563            9.60%

        1994                        $      -              7.75%       $1,000,000       $  416,000            7.75%

        1993 (Unaudited)            $      -              7.00%       $  450,000       $  200,000            7.00%


NOTES:

(A) The average amount outstanding during the year represents the average monthly principal balances outstanding during the year.

(B) The weighted average interest rates during the year were computed by dividing the actual interest on short-term borrowings by the average short-term borrowings.

                                 EXHIBIT INDEX

Exhibit                                          Description                                                          Page
-------                                          -----------                                                          ----

(10)(u)                   Loan Agreement dated as of December 18, 1995, between Fair Grounds                           93
                          Corporation and First National Bank of Commerce

(10)(v)                   Disbursement Agreement dated as of July 17, 1995 by and among Fair                          125
                          Grounds Corporation, Vide Services, Inc. and First National Bank of
                          Commerce

(10)(w)                   Commercial Security Agreement dated as of July 17, 1995 between Fair                        136
                          Grounds Corporation and First National Bank of Commerce

(27)                      Financial Data Schedule (included in electronic filing only)
