Form 10-Q
period 1996-01-31
FAIR GROUNDS CORP
filed 1996-04-08
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934



For Quarter Ended January 31, 1996                 Commission File Number O-7607
                  ----------------                                        ------


                            FAIR GROUNDS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                           Louisiana                                              72-0361770
- ---------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)


1751 Gentilly Blvd., New Orleans, LA                                                              70119
- ---------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                       (Zip Code)


Registrant's telephone number including area code  (504) 944-5515
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

            x      Yes                 No
           ---                   ---




          469,940 Common Shares were outstanding as of March 7, 1996.

                            FAIR GROUNDS CORPORATION

                                     INDEX


                                                                                                       Page
                                                                                                       ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements (Unaudited)

             Balance Sheets, January 31, 1996
             and October 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

             Statements of Operations and
             Retained Earnings for the Three
             Months Ended January 31, 1996
             and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

             Statements of Cash Flows
             for the Three Months Ended
             January 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

             Notes to Financial Statements,
             January 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8

           Item 2.  Management's Discussion
             and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .      16


PART II.   OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . .      25


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26


                                     PART I
                             FINANCIAL INFORMATION

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                                                          (Unaudited)
                                                                          January 31              October 31
                                                                             1996                    1995
                                                                         ------------            ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                             $    865,900            $  1,118,590
   Cash and cash equivalents -
      restricted                                                               48,201                 154,909
   Accounts receivable                                                      1,527,828                 854,281
   Mutuel settlements                                                         584,731                 172,385
   Securities-available for sale                                              479,575                 457,900
   Inventory                                                                  108,575                  80,565
   Deferred income taxes                                                       59,940                  59,940
   Prepaid expenses                                                           693,507                 557,033
                                                                         ------------            ------------

      Total Current Assets                                                  4,368,257               3,455,603
                                                                         ------------            ------------

OTHER ASSETS                                                                   63,434                  71,264
                                                                         ------------            ------------

PROPERTY, PLANT AND EQUIPMENT
   Buildings and improvements                                              13,928,053              13,881,970
   Construction in progress                                                15,710,445              15,207,395
   Land improvements                                                        4,270,684               4,270,535
   Temporary facilities                                                     2,686,044               2,686,044
   Automotive equipment                                                       818,111                 818,111
   Machinery and equipment                                                    866,971                 789,347
   Furniture and fixtures                                                     171,630                 171,497
                                                                         ------------            ------------
      Total                                                                38,451,938              37,824,899

   Less: accumulated depreciation
         and amortization                                                 (14,204,948)            (13,683,393)
                                                                         ------------            ------------

   Depreciable property - net                                              24,246,990              24,141,506
   Land                                                                     3,286,281               3,286,281
                                                                         ------------            ------------

      Property - net                                                       27,533,271              27,427,787
                                                                         ------------            ------------

      TOTAL ASSETS                                                       $ 31,964,962            $ 30,954,654
                                                                         ============            ============





(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                                                          (Unaudited)
                                                                          January 31              October 31
                                                                              1996                    1995
                                                                          -----------             -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                                          $ 8,355,992             $ 3,706,143
   Accounts payable                                                           870,515                 897,016
   Contracts payable                                                        1,004,906               4,864,199
   Accrued liabilities:
      Deferred purses                                                       3,877,502               5,666,212
      Host track fees                                                         119,563                 270,439
      Uncashed mutuel tickets                                                 278,354                 259,606
      Other                                                                   455,342                 252,528
   Deferred revenues                                                          988,243                  50,149
                                                                          -----------             -----------

      Total Current Liabilities                                            15,950,417              15,966,292
                                                                          -----------             -----------

DEFERRED INCOME TAXES                                                       4,360,035               4,020,035
                                                                          -----------             -----------

      Total Liabilities                                                    20,310,452              19,986,327
                                                                          -----------             -----------

COMMITMENTS AND CONTINGENCIES                                                     -                       -
                                                                          -----------             -----------

STOCKHOLDERS' EQUITY
   Capital stock - no par value;
      authorized 600,000 shares,
      issued and outstanding
      469,940 shares                                                        1,525,092               1,525,092
   Additional paid-in-capital                                               1,942,350               1,942,350
   Retained earnings                                                        8,266,246               7,601,742
   Unrealized loss on investment
      securities - available for sale                                         (33,205)                (54,884)
                                                                          -----------             -----------

      Total                                                                11,700,483              11,014,300

   Less: treasury stock at
         cost, 1,760 shares                                                   (45,973)                (45,973)
                                                                          -----------             -----------

      Total Stockholders' Equity                                           11,654,510              10,968,327
                                                                          -----------             -----------

      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                             $31,964,962             $30,954,654
                                                                          ===========             ===========





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              For the Three Months Ended January 31, 1996 and 1995
                                  (Unaudited)


                                                                              1996                    1995
                                                                           48 Days of              48 Days of
                                                                          Live Racing             Live Racing
                                                                          -----------             -----------
REVENUES
   Pari-mutuel                                                             $5,282,245              $4,643,798
   Breakage                                                                   110,722                  92,191
   Uncashed mutuel tickets                                                     76,089                  46,088
                                                                           ----------              ----------
      Total                                                                 5,469,056               4,782,077

   Less: pari-mutuel tax                                                      678,439                 638,796
                                                                           ----------              ----------

   Commission income                                                        4,790,617               4,143,281
   Host track fees                                                          1,396,619               1,391,779
                                                                           ----------              ----------
      Total Mutuel Income                                                   6,187,236               5,535,060

   Concessions                                                                519,270                 610,003
   Admissions (net of taxes)                                                   84,450                  68,773
   Parking                                                                      7,947                   7,210
   Video poker                                                                271,341                 290,766
   Programs and forms                                                         400,406                 410,255
   Miscellaneous                                                              215,745                 211,002
                                                                           ----------              ----------
      Total Operating Revenues                                              7,686,395               7,133,069
                                                                           ----------              ----------

RACING EXPENSES
   Purses                                                                   2,031,895               1,969,408
   Salaries and related taxes
      and benefits                                                          1,549,107               1,594,579
   Contracts and services                                                     635,387                 747,337
   Host track fees                                                            373,581                 190,665
   Depreciation                                                               533,806                 497,484
   Cost of sales - concessions                                                185,091                 286,676
   Utilities                                                                  158,974                 126,973
   Repairs and maintenance                                                     98,949                 107,725
   Program paper, forms and other
      supplies                                                                400,037                 349,097
   Advertising and promotion                                                  290,560                 225,311
   Rent                                                                        79,098                  62,700
   Miscellaneous                                                              116,015                 101,147
                                                                           ----------              ----------
      Total Racing Expenses                                                 6,452,500               6,259,102
                                                                           ----------              ----------



(Continued)

                            FAIR GROUNDS CORPORATION
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (CONTINUED)
              For the Three Months Ended January 31, 1996 and 1995
                                  (Unaudited)

                                                                              1996                    1995
                                                                           48 Days of              48 Days of
                                                                          Live Racing             Live Racing
                                                                          -----------             -----------
GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and related taxes
      and benefits                                                         $  324,939              $  338,571
   Insurance                                                                  263,656                 222,022
   Property taxes                                                              94,059                 (23,551)
   Legal, audit and director fees                                             161,739                 220,491
   Contracts and services                                                      43,658                  56,088
   Litigation judgment  -                                                    (188,109)
   Office expenses                                                             74,315                  96,048
   Miscellaneous                                                               70,057                 112,912
                                                                           ----------              ----------
      Total General and
      Administrative Expenses                                               1,032,423                 834,472
                                                                           ----------              ----------

INCOME FROM OPERATIONS                                                        201,472                  39,495

OTHER INCOME (EXPENSE)
   Video poker tax relief                                                     941,273                     -
   Interest expense                                                          (141,354)                (52,294)
   Interest income                                                              3,113                  52,098
                                                                           ----------              ----------

INCOME BEFORE PROVISION FOR
   INCOME TAXES AND
   CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING FOR
   INVESTMENTS                                                              1,004,504                  39,299

PROVISION FOR INCOME TAXES                                                    340,000                     -
                                                                           ----------              ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING FOR
   INVESTMENTS                                                                664,504                  39,299

Charge for Cumulative Effect of
   Change in Accounting for
   Investments                                                                    -                   104,000
                                                                           ----------              ----------

NET INCOME                                                                    664,504                 143,299

RETAINED EARNINGS,
   BEGINNING OF PERIOD                                                      7,601,742               8,113,858
                                                                           ----------              ----------

RETAINED EARNINGS, END OF PERIOD                                           $8,266,246              $8,257,157
                                                                           ==========              ==========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                                         469,940                 469,940
                                                                           ==========              ==========


(Continued)

                            FAIR GROUNDS CORPORATION
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (CONTINUED)
              For the Three Months Ended January 31, 1996 and 1995
                                  (Unaudited)

                                                                             1996                    1995
                                                                          48 Days of              48 Days of
                                                                         Live Racing             Live Racing
                                                                         -----------             -----------
PER SHARE OF COMMON STOCK:

     Income before cumulative
          effect of change in accounting
          for investments                                                   $1.41                   $0.08

     Charge for cumulative effect of
          change in accounting for
          investments                                                         .-                     0.22
                                                                            -----                   -----

     Net Income                                                             $1.41                   $0.30
                                                                            =====                   =====





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
              For the Three Months Ended January 31, 1996 and 1995
                                  (Unaudited)


                                                                       1996                    1995
                                                                   -----------             -----------
CASH FLOWS FROM OPERATING
ACTIVITIES
     Net income                                                    $   664,504             $    39,299
                                                                   -----------             -----------

     Adjustments to reconcile
          net income to net
          cash used for operating
          activities:
          Depreciation                                                 533,806                 497,484
          Deferred income taxes                                        340,000                     -
          Unrealized loss on
               marketable equity
               securities                                                  -                     2,025
          Change in assets and
               liabilities:
               (Increase) decrease in:
                    Accounts receivable                             (1,085,893)               (696,754)
                    Accounts receivable -
                        insurance proceeds                                 -                   487,341
                    Inventory                                          (28,010)                (22,628)
                    Prepaid expenses                                  (136,470)               (193,171)
                    Restricted cash                                    106,708                     -
               Increase (decrease) in:
                    Accounts payable and
                        accrued liabilities                             44,185                 238,494
                    Construction contracts
                        payable                                     (3,859,293)             (1,345,306)
                    Deferred revenues                                  104,761                 (55,500)
                    Deferred purses                                 (1,788,710)             (2,011,395)
                                                                   -----------             -----------

                    Total adjustments                               (5,768,916)             (3,099,410)
                                                                   -----------             -----------

          Net cash used for
               operating activities                                 (5,104,412)             (3,060,111)
                                                                   -----------             -----------



(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              For the Three Months Ended January 31, 1996 and 1995
                                  (Unaudited)


                                                                       1996                    1995
                                                                   -----------             -----------
CASH FLOWS USED FOR
     INVESTING ACTIVITIES
          Capital expenditures                                        (639,290)             (2,667,723)
          Deposits                                                       7,830                  (1,000)
                                                                   -----------             -----------

          Net cash used for
               investing activities                                   (631,460)             (2,668,723)
                                                                   -----------             -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES
          Advances from third party                                  1,000,000               1,000,000
          Repayments to third party                                   (166,667)               (356,777)
          Proceeds from short-term
               borrowings                                            6,735,000                     -
          Principal repayments on
               short-term borrowings                                (2,085,151)                    -
                                                                   -----------             -----------

          Net cash provided by
               financing activities                                  5,483,182                 643,223
                                                                   -----------             -----------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                 (252,690)             (5,085,611)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                             1,118,590               8,039,310
                                                                   -----------             -----------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                 $   865,900             $ 2,953,699
                                                                   ===========             ===========


SUPPLEMENTAL DISCLOSURES:

     Interest paid                                                 $   156,217             $    52,294
                                                                   ===========             ===========

  Non-Cash Activity:

     Unrealized loss on securities -
          available for sale                                       $    21,679             $       -
                                                                   ===========             ===========





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Three Months Ended January 31, 1996 and 1995
                                  (Unaudited)


NOTE 1 - SUMMARY OF NEW SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Three Months Ended January 31, 1996 and 1995
                                  (Unaudited)



NOTE 2 - COMMITMENTS AND CONTINGENCIES (Continued)

2. The Company filed an action in December 1994, in the Civil District Court for Orleans Parish, against ADT Security Systems, the company which provided and maintained the fire alarm system at the Fair Grounds Race Course, and other defendants. The complaint seeks unspecified damages, not otherwise compensated for by insurance, that were allegedly caused by the negligence of one or more of the defendants.

3. The Company is a defendant, along with its general liability insurance carrier, United National Insurance Company, in a civil action filed in December 1994 in the United States District Court for the Eastern District of Louisiana by St. Paul Mercury Insurance Company, the insurer for AutoTote. The complaint alleges that such insurance company is subrogated to the rights of AutoTote to collect damages, and that it has paid AutoTote in excess of $1 million for the loss of totalisator equipment at the Fair Grounds Race Course which was destroyed in the fire. Subsequently, United National Insurance Company has filed suit against the Company seeking to deny coverage for such subrogation claim.

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

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Three Months Ended January 31, 1996 and 1995
                                  (Unaudited)



NOTE 2 - COMMITMENTS AND CONTINGENCIES (Continued)

As of January 31, 1996, construction of the facility was approximately 60% completed, and the Company had incurred construction costs of approximately $15.7 million. Insurance proceeds recovered to date and interim bank financing provided the source of funds used in such construction. However, for the reasons described below, further construction work on the project has been halted. As a result, the cost and timing to complete the project cannot now be determined with any certainty.

Construction Financing

As previously reported, the Company received and accepted a commitment letter dated February 6, 1995 from First National Bank of Commerce of New Orleans ("FNBC") for a non-revolving line of credit to be used as an interim construction loan, convertible to a term loan. The aggregate principal amount of such loan under the terms of such commitment was to have been $17.5 million. The commitment from FNBC provided that the interim construction loan was to have closed on or before March 31, 1995. However, the parties agreed to various extensions of such closing date. FNBC indicated that the principal reason for the delay was FNBC's concern with restrictions on and the possible elimination of video poker gaming in Louisiana. Inasmuch as video poker franchise tax monies generated by the Company and its tele- tracks were to be used for the repayment of the FNBC loan, in accordance with the tax relief legislation described below, any changes in the video poker gaming laws which restricts or limits video poker as a source of revenue may have an adverse impact on such source of repayment. Accordingly, final action on the full $17.5 million loan has been delayed until after the 1996 Louisiana regular legislative session.

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

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Three Months Ended January 31, 1996 and 1995
                                  (Unaudited)



NOTE 2 - COMMITMENTS AND CONTINGENCIES (Continued)

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

Interim Financing

FNBC provided the Company with a short-term interim construction loan of $2.15 million on July 17, 1995. In addition, as further described in Note 4, FNBC provided the Company with an additional $4 million on November 7, 1995, and $1 million on November 30, 1995. As also described in Note 4, all of such financing was then reflected in a Loan Agreement dated December 18, 1995 between the Company and FNBC, pursuant to which the Company borrowed an aggregate amount of $9,493,050 and utilized a portion of such funds to repay the principal amount of the prior loans that was outstanding on December 18, 1995. The remaining amount borrowed was utilized to pay construction costs.

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

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Three Months Ended January 31, 1996 and 1995
                                  (Unaudited)



NOTE 2 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company has received a commitment from VSI to provide a non-interest bearing loan in the principal amount of $1.5 million, in consideration for which the Company is to agree to extend both the term of its agreement with VSI and the term of the option period thereunder by two years. The loan from VSI is conditioned upon the receipt of the long-term bank financing.

In addition to the foregoing, Marie G. Krantz (Chairman of the Board of Directors and Treasurer of the Company) has committed to make a $1 million loan to the Company, which would be subordinate in right to payment to the permanent FNBC financing. Although specific terms of such loan have not been discussed, it is likely that the loan would be interest- bearing, and that payments would be made after the repayment of the FNBC financing. The Company is also engaged in discussions with AutoTote concerning a possible commitment by AutoTote to lend or advance $2.5 million to the Company, such amount to be repaid through a subordinated loan arrangement or through an extension of the lease terms relating to the totalisator equipment.

NOTE 3 - CONTINGENCIES - GOING CONCERN

The accompanying financial statements for the three months ended January 31, 1996 have been prepared assuming that the Company will continue as a going concern. In view of the cessation of construction and the additional expense which is likely to be incurred as a result of construction delays, it is not certain that if all of the financing, as described in Note 2, is consummated, including the long-term financing by FNBC in accordance with the terms of the original commitment, the Company will be able to complete the construction of its new facility as presently planned. It may be necessary to (i) obtain funds from other sources, (ii) attempt to increase the amount of long-term financing from FNBC, or (iii) seek to effect savings in the construction costs related to the completion of the facility. The Company has had no discussions with any other possible source of such financing, nor has it reached any understanding with FNBC regarding any increase in the financing which the Company hopes to obtain from FNBC as originally committed by FNBC. It should also be noted that FNBC and the Company are not currently engaged in any discussions concerning the terms and conditions of the definitive agreements relating to such long-term financing, given the uncertain legislative climate. Accordingly, there can be no assurance that definitive agreements will be reached, or, if reached, that they will be in accordance

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Three Months Ended January 31, 1996 and 1995
                                  (Unaudited)



NOTE 3 - CONTINGENCIES - GOING CONCERN (Continued)

with the terms of the original commitment. The foregoing uncertainties raise substantial doubt about the Company's ability to continue as a going concern in the event that such long-term financing is not completed by October 31, 1996, or that the funds provided through all sources of such financing are insufficient, to meet the Company's needs, the Company may consider a number of alternatives, including seeking protection from creditors under the United States Bankruptcy Code.

NOTE 4 - NOTES PAYABLE

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

Payment of the principal and interest under the loan agreement is to be made on demand, or if no demand is made, then in 10 monthly installments of $52,740 principal plus interest, beginning January 17, 1996, and one final payment of all principal plus accrued interest on October 31, 1996. The loan bears interest at 9% per annum. On each monthly payment date, payment of principal and interest is to be made from the proceeds of the funds received as a result of the video poker tax relief legislation, which funds are to be on deposit in a separate lockbox, in accordance with a Disbursement Agreement entered into among the Company, FNBC and Video Services, Inc. ("VSI") dated July 17, 1995. The Disbursement Agreement provides that VSI acknowledges that the first $2.5 million in video poker franchise fee payments otherwise due annually to the State of Louisiana are to be remitted to the Company under the terms of the tax relief legislation. For each

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Three Months Ended January 31, 1996 and 1995
                                  (Unaudited)



NOTE 4 - NOTES PAYABLE (Continued)

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

The loan agreement provides that, commencing January 20, 1996, the Company will deposit monthly into an account at FNBC all "Excess Cash Flow" generated during the immediately preceding month. Excess Cash Flow is defined as all net income for the month; plus or minus non-cash items such as depreciation and amortization; plus or minus the changes in accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses, and any other operating balance sheet related activity affecting the cash position; and plus or minus capital expenditures. This obligation

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Three Months Ended January 31, 1996 and 1995
                                  (Unaudited)



NOTE 4 - NOTES PAYABLE (Continued)

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

The loan agreement contains certain negative covenants pursuant to which the Company has agreed that it will not (i) resume construction activities without first providing FNBC with satisfactory evidence of the source of funding for the balance of such construction; (ii) enter into any agreement with any affiliate except to the extent that such agreements are commercially reasonable and provide for terms which would normally be obtainable in an arm's length transaction with an unrelated third party; and (iii) incur capital expenditures during any fiscal year in excess of $200,000 without the consent of FNBC.

On December 26, 1995, the Company paid $1,000,000 of principal on the $2,000,000 remaining balances related to its promissory notes held by Louie J. Roussel, III and agreed to pay the remaining $1,000,000 in principal on October 31, 1996.

In January 1996, the Company received an advance of $1,000,000 from VSI, which the Company plans to repay in six equal monthly installments beginning in February 1996. The unearned portion of this advance is recorded as deferred revenue at January 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Comparison of the Three Months Ended January 31, 1996 and 1995


General Note. As previously reported, on the night of Friday, December 17, 1993, the 17th racing day in the Company's 87 racing day schedule for 1993-94, after the conclusion of live racing for the day at the Fair Grounds Race Course, a fire swept through and destroyed the main grandstand building and all of its contents. Included in that area was the grandstand and clubhouse with a seating capacity of approximately 10,000, the racing paddock, and substantially all of the administrative, racing operations, and other offices of the Company. As a result of the fire, racing operations at the Fair Grounds Race Course, and all operations at the Company's tele-track facilities, were temporarily suspended.

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

Revenues. During the quarters ended January 31, 1996 and 1995, the Company derived its pari-mutuel income and other operating revenues by conducting live racing meets of 48 days, and in the operation of tele-tracks for off-track wagering. For the quarters ended January 31, 1996 and 1995, the Company also operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Lafourche, St. Bernard and St. John Parishes, Louisiana. In October 1995, the Company opened a tele-track facility in Jefferson Parish, Louisiana. Through Finish Line Management Corporation ("Finish Line"), an affiliate, the Company operated tele-track facilities in Terrebonne, St. Tammany and Jefferson Parishes, Louisiana, which were formerly operated by Jefferson Downs Corporation.

The Company's net income for the quarter ended January 31, 1996 was $664,504 compared to net income of $143,299 for the quarter ended January 31, 1995. The significant difference in net income for the two quarters is the direct result of the Company's recognition during the current fiscal quarter of the video poker tax relief which provides that owners of video poker devices that are located in licensed establishments owned or operated by licensed racing associations eligible for emergency relief under the statute are exempt from the franchise payment otherwise due under the Video Draw Poker Devices Control Law, offset by the current period provision for income taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Comparison of the Three Months Ended January 31, 1996 and 1995


For the quarter ended January 31, 1996, the Company experienced a $553,326 or 7.8% increase in operating revenues from the comparable quarter in fiscal 1995. The increase in operating revenues is primarily the result of an increase in commission income of $647,336 offset by a decrease of $90,733 in concessions income. The increase in commission income is due to an increase in total off-track wagering of $5,636,809 partially offset by a decline in on-track wagering of $1,972,649.

Comparative pari-mutuel wagering and attendance figures for the quarters ended January 31, 1996 and 1995 are as follows:


                                                For the quarter ended January 31,
                                                ---------------------------------
                                                     1996              1995
                                                 ------------      ------------
PARI-MUTUEL WAGERING
     On-track                                     $11,333,541       $13,306,190
     Off-track In-state                             5,066,620         6,504,649
     Off-track Out-of-state                        10,802,968         3,728,130
                                                  -----------       -----------
                                                  $27,203,129       $23,538,969
                                                  ===========       ===========
     Out-of-state wagering on
       the Company's live races                   $59,470,031       $46,850,914
                                                  ===========       ===========

     Total on-track attendance                         98,219           134,471
                                                  ===========       ===========


The significant increase in total off-track wagering is attributable to the November 1995 opening of a tele-track facility in Jefferson Parish, Louisiana. Effective December 1995, unlimited out-of-state races can now be simulcast at the off-track facilities. As a result, off-track out-of-state wagering has increased, but has been partially offset by a decrease in the off-track in-state wagering. The decrease in on-track wagering is attributable to the decrease in total on-track attendance, due to the continued limited amenities provided by the temporary facilities, and the increase in off-track wagering as discussed previously.

Video poker revenue declined by $19,425 or 6.7% as a result of continued decreases in on-track attendance, partially offset by the revenue earned at the new Jefferson Parish facility.

Race Related Expenses. For the quarter ended January 31, 1996, the Company experienced an increase in racing expenses of $193,398 or 3.1% from the quarter ended January 31, 1995. The increase in race related expenses is primarily the result of increases in purses and host track fees offset by declines in salaries and related taxes and benefits and contracts and services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Comparison of the Three Months Ended January 31, 1996 and 1995


Purse expense for the quarter ended January 31, 1996 increased $62,487 or 3.2% from the fiscal 1995 quarter as a result of an increase in purse supplements provided by the increase in out-of-state handle. In addition, host track fees for the quarter ended January 31, 1996 increased $182,916 or 96% from the fiscal 1995 quarter as a result of the removal of the limits of out-of-state simulcasting.

Salaries and related taxes and benefits declined $45,472 or 3% due to a reduction in the number of employees and various salary adjustments. Contracts and services declined $111,950 or 15% due to the decrease in various services relating to the temporary racing facilities.

General and Administrative Expenses. General and administrative expenses for the quarter ended January 31, 1996 increased $197,951 or 24% from the previous comparative quarter primarily due to the Company's recognition in the fiscal 1995 quarter of a favorable litigation settlement in the amount of $188,109, an increase in property tax expense in the current fiscal year quarter of $117,610 or 499%, partially offset by a decrease in legal, audit and director fees in the current fiscal year quarter of $58,752 or 27%, and a decrease in office expense and miscellaneous expense in the current fiscal year quarter of $21,733 and $42,855, respectively.

During the quarter ended January 31, 1995, the Company received settlement monies totalling $188,109 from one of its former insurance carriers. The monies represent the Company's pro-rata distribution for claims paid by the Company as a result of the insolvency of this insurance carrier.

For the quarter ended January 31, 1996, property taxes of $94,059 are based upon the pro-rata portion of the current tax assessment. In the prior fiscal quarter, the credit in property taxes was the result of a partial reversal in the fiscal 1995 quarter of an estimated amount of property tax expense for the fiscal year ended October 31, 1994. As of the date of issuance of the Company's fiscal 1994 financial statements, the City of New Orleans had not finalized the Company's 1994 property tax bill due to complications with assessed values as a result of the December 1993 fire. The Company accrued and reported for the fiscal year ended October 31, 1994 an estimated $300,000 in property tax liability. In February 1995, the City of New Orleans determined that the Company's property tax liability for 1994 would be $217,000, resulting in income of $83,000 in the fiscal quarter ended January 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Comparison of the Three Months Ended January 31, 1996 and 1995


Legal, audit and director fees in the first quarter of fiscal 1996 declined $58,752 or 27% from the previous comparable quarter primarily due to a decrease in legal fees relating to the Company's fire insurance litigation with the Company's insurance carrier.

Other Income (Expense). For the quarter ended January 31, 1996, other income (expense) was $803,032, an increase of net income of $803,228 primarily due to the increase of $941,273 related to the video poker tax relief received in the current quarter, an increase in interest expense of $89,060 related to the interim financing, offset by a decrease in interest income of $48,985.

Liquidity and Capital Resources

Cash Flows. Cash and cash equivalents decreased $252,690 during the quarter ended January 31, 1996 compared to a decrease of $5,085,611 during the previous fiscal quarter. The decrease in cash and cash equivalents in the first quarter of fiscal 1996 was the result of cash used for operating activities of $5,104,412, and cash used for investing activities of $631,460, partially offset by cash provided by financing activities of $5,483,182. The cash used for operating activities was primarily the result of cash used to pay purses during the live racing season. The cash used for investing activities was due to capital expenditures. Cash provided from financial activities was the result of $6,735,000 short term interim construction loan from FNBC, and a $1 million advance received by the Company from Video Services, Inc. (VSI) according to the terms of the Company's agreement with VSI.

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

         Comparison of the Three Months Ended January 31, 1996 and 1995


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

As of January 31, 1996, construction of the facility was approximately 60% completed, and the Company had incurred construction costs of approximately $15.2 million. Insurance proceeds recovered to date and interim financing provided by FNBC, as described below, provided the source of funds used in such construction. However, for the reasons described below, further construction work on the project has been halted. As a result (i) the cost to complete the project cannot now be determined with any certainty and (ii) the Company currently anticipates that it will continue to utilize the temporary tent facilities and the tele-track facility at least during the remainder of the current racing season and possibly the next racing season.

As previously reported, the Company received and accepted a commitment letter dated February 6, 1995 from FNBC for a non-revolving line of credit to be used as an interim construction loan, convertible to a term loan. The aggregate principal amount of such loan under the terms of such commitment was to have been $17.5 million. The commitment from FNBC provided that the interim construction loan was to have closed on or before March 31, 1995. However, the parties agreed to various extensions of such closing date. FNBC indicated that the principal reason for the delay was FNBC's concern with restrictions on and the possible elimination of video poker gaming in Louisiana. Inasmuch as video poker franchise tax monies generated by the Company and its tele-tracks were to be used for the repayment of the FNBC loan, in accordance with the tax relief legislation described herein, any change in the video poker gaming laws which restricts or limits video poker as a source of revenue may have an adverse impact of such source of repayment. Accordingly, final action on the full $17.5 million loan has been delayed until after the 1996 Louisiana legislative session.

During 1995 FNBC provided the Company with short-term interim construction loans of $2.15 million on July 17, 1995, $4 million on November 7, 1995 and $1 million on November 30, 1995. All of such financing was then consolidated under the Loan Agreement dated December 18, 1995, pursuant to which the Company borrowed an aggregate amount of $9,493,050 and utilized a portion of such funds to repay the principal amount of the prior loans that was outstanding on
December 18, 1995.   The remaining amount borrowed was utilized to pay
construction costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Comparison of the Three Months Ended January 31, 1996 and 1995


Pursuant to the Loan Agreement, FNBC agreed to extend credit to the Company up to aggregate principal amount of $9,493,050 until October 31, 1996. The Loan Agreement states that such commitment is not a revolving credit facility, and the commitment is only to make loans up to such principal amount. Accordingly, FNBC has no obligation under the Loan Agreement to lend additional funds to the Company.

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

In December 1995, the Company made a payment to Louie J. Roussel, III of $1 million of the remaining $2 million principal balance owed to him and agreed that the outstanding principal balance of $1 million will be due and payable on October 31, 1996.

There is considerable uncertainty in Louisiana at the present time regarding the future of the gaming industry. The cessation of construction and subsequent bankruptcy of the land-based casino in New Orleans in November 1995 has adversely affected tax revenues for both the State of Louisiana and the City of New Orleans. Notwithstanding that loss of revenue, consideration is being given by the Governor of Louisiana, who was elected in November 1995, and other state officials to legislation which could curtail the use of video poker gaming devices. In particular, the Governor has indicated that he will call a special session of the legislature for the purpose of considering legislation which would mandate local elections to approve or disapprove of gaming in a particular parish or locality.

The Company believes that it was unable during 1995 to obtain the full amount of financing originally committed by FNBC due to the uncertainty regarding the future of video poker as a continuing source of revenue. The Company is hopeful that the 1996 Louisiana legislature will adjourn without passing any statute that would adversely affect the status of the video poker tax relief previously granted to the Company or the existing video poker operations of the Company of Finish Line, or that would allow for

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Comparison of the Three Months Ended January 31, 1996 and 1995


or require local elections as a condition to the continuation of video poker operations. No assurance can be given, however, that such legislation will not be adopted. If adopted such legislation could adversely affect the ability of the Company to obtain long-term financing from FNBC in accordance with the terms of the original commitment.

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

In addition to the foregoing, Marie G. Krantz has committed to make a $1 million loan to the Company, which would be conditioned upon the closing of, and subordinate in right of payment to, the long-term FNBC financing. Although specific terms of such loan have not been discussed, it is likely that the loan would be interest-bearing, and that payments would be made after the repayment of the FNBC financing. The Company is also engaged in discussions with AutoTote concerning a possible commitment by AutoTote to lend or advance $2.5 million to the Company, such amount to be repaid through a subordinate loan arrangement or through an extension of the lease terms relating to the totalisator equipment.

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

         Comparison of the Three Months Ended January 31, 1996 and 1995


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

            Financial Data Schedule (for SEC use only).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  FAIR GROUNDS CORPORATION
                                           -------------------------------------
                                                        (Registrant)


Date: April 3, 1996                    By: /s/ Bryan G. Krantz
     ---------------------                 -------------------------------------
                                               Bryan G. Krantz
                                               President



Date: April 3, 1996                    By: /s/ Gordon M. Robertson
     ---------------------                 -------------------------------------
                                               Gordon M. Robertson
                                               Chief Financial Officer