Form 10-Q
period 1996-04-30
FAIR GROUNDS CORP
filed 1996-07-12
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934



For Quarter Ended April 30, 1996                Commission File Number O-7607
                  --------------                                       ------



                            FAIR GROUNDS CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)



              Louisiana                            72-0361770
- ------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)



1751 Gentilly Blvd., New Orleans, LA                            70119
- ------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number including area code     (504) 944-5515
                                                     -----------------


                        Not Applicable
- ----------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)



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



                 468,180 Common Shares were outstanding as of June 15, 1996

                            FAIR GROUNDS CORPORATION

                                     INDEX


                                                                                                                      Page
                                                                                                                      ----
PART I.       FINANCIAL INFORMATION

              Item 1.        Financial Statements
                             Balance Sheet, April 30, 1996 (Unaudited)
                             and Balance Sheet, October 31, 1995  . . . . . . . . . . . . . . . . .                     1

                             Statements of Operations and Retained
                             Earnings for the Three Months Ended
                             April 30, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . . . . . .                     3

                             Statements of Operations and Retained
                             Earnings for the Six Months Ended
                             April 30, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . . . . . .                     5

                             Statements of Cash Flows for the Six
                             Months Ended April 30, 1996 and 1995
                             (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     8

                             Notes to Financial Statements (Unaudited)  . . . . . . . . . . . . . .                    10

              Item 2.        Management's Discussion and Analysis of Financial
                             Condition and Results of Operations    . . . . . . . . . . . . . . . .                    18


PART II.      OTHER INFORMATION

              Item 6.        Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . .                    26


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    27


                                     PART I
                             FINANCIAL INFORMATION

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                                                          (Unaudited)
                                                                           April 30,             October 31,
                                                                              1996                    1995
                                                                          -----------            -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                           $  1,451,316            $  1,118,590
     Cash and cash equivalents -
          restricted                                                           42,142                 154,909
     Accounts receivable                                                    1,406,405                 854,281
     Mutuel settlements                                                       452,719                 172,385
     Investment securities -
          available for sale                                                  224,625                 457,900
     Inventory                                                                 92,094                  80,565
     Deferred income taxes                                                     59,940                  59,940
     Prepaid expenses                                                         715,105                 557,033
                                                                         ------------            ------------
          Total Current Assets                                              4,444,346               3,455,603
                                                                         ------------            ------------

OTHER ASSETS                                                                   68,934                  71,264
                                                                         ------------            ------------

PROPERTY, PLANT AND EQUIPMENT
     Buildings and improvements                                            13,653,277              13,881,970
     Construction in progress                                              15,675,453              15,207,395
     Land improvements                                                      4,267,529               4,270,535
     Temporary facilities                                                   2,977,000               2,686,044
     Automotive equipment                                                     818,111                 818,111
     Machinery and equipment                                                  872,490                 789,347
     Furniture and fixtures                                                   171,630                 171,497
                                                                         ------------            ------------
          Total                                                            38,435,490              37,824,899

     Less: accumulated depreciation
           and amortization                                               (14,768,113)            (13,683,393)
                                                                         ------------            ------------

     Depreciation property net                                             23,667,377              24,141,506
     Land                                                                   3,286,281               3,286,281
                                                                         ------------            ------------

          Property - net                                                   26,953,658              27,427,787
                                                                         ------------            ------------

          TOTAL ASSETS                                                   $ 31,466,938            $ 30,954,654
                                                                         ============            ============





(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                                                          (Unaudited)
                                                                           April 30               October 31
                                                                              1996                    1995
                                                                         -------------           -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable - current                                             $ 10,047,522            $  3,706,143
     Accounts payable                                                       2,243,595                 897,016
     Construction contract payable                                            249,895               4,864,199
     Accrued liabilities:
          Deferred purses                                                   1,411,594               5,666,212
          Uncashed mutuel tickets                                             408,620                 259,606
          Other                                                               221,835                 522,967
     Deferred revenues                                                        333,333                  50,149
                                                                         ------------            ------------
          Total Current Liabilities                                        14,916,394              15,966,292
                                                                         ------------            ------------

DEFERRED INCOME TAXES                                                       4,540,035               4,020,035
                                                                         ------------            ------------

          Total Liabilities                                                19,456,429              19,986,327
                                                                         ------------            ------------

COMMITMENTS AND CONTINGENCIES                                                     -                       -
                                                                         ------------            ------------

STOCKHOLDERS' EQUITY
     Capital stock - no par value;
          authorized 600,000 shares,
          issued and outstanding
          469,940 shares                                                    1,525,092               1,525,092
     Additional paid-in-capital                                             1,942,350               1,942,350
     Retained earnings                                                      8,615,415               7,601,742
     Unrealized loss on investment
          securities - available for sale                                     (26,375)                (54,884)
                                                                         ------------            ------------
          Total                                                            12,056,482              11,014,300

     Less:  treasury stock at cost,
             1,760 shares                                                     (45,973)                (45,973)
                                                                         ------------            ------------

          Total Stockholders' Equity                                       12,010,509              10,968,327
                                                                         ------------            ------------
          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                      $ 31,466,938            $ 30,954,654
                                                                         ============            ============





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               For the Three Months Ended April 30, 1996 and 1995
                                  (Unaudited)


                                                                             1996                    1995
                                                                          40 Days of              39 Days of
                                                                          Live Racing             Live Racing
                                                                          -----------             -----------
REVENUES
     Pari-mutuel commissions                                             $  5,721,991            $  4,954,125
     Breakage                                                                 127,169                 100,226
     Uncashed mutuel tickets                                                   21,031                  66,658
                                                                         ------------            ------------

          Total                                                             5,870,191               5,121,009

     Less: pari-mutuel tax                                                    752,487                 660,198
                                                                         ------------            ------------

     Commission income                                                      5,117,704               4,460,811
     Host track fees                                                        1,256,436               1,157,788
                                                                         ------------            ------------

          Total Mutuel Income                                               6,374,140               5,618,599

     Concessions                                                              469,426                 537,707
     Video poker (net)                                                        308,531                 195,441
     Admissions (net of taxes)                                                102,787                  86,994
     Parking                                                                    7,020                   7,191
     Programs and forms                                                       404,926                 364,834
     Miscellaneous                                                            258,649                 187,164
                                                                         ------------            ------------

          Total Operating Revenues                                          7,925,479               6,997,930
                                                                         ------------            ------------

RACING EXPENSES
     Purses                                                                 2,174,764              1,871,693
     Salaries and related taxes
          and benefits                                                      1,472,185              1,514,893
     Contracts and services                                                   705,462                628,697
     Host track fees                                                          533,485                309,178
     Depreciation                                                             550,914                530,819
     Cost of sales - concessions                                              173,770                218,655
     Utilities                                                                229,742                200,934
     Repairs and maintenance                                                   73,561                 78,714

     Program paper, forms and other
          supplies                                                            440,090                349,704
     Advertising and promotion                                                272,211                267,750
     Rent                                                                      79,548                 63,198
     Miscellaneous                                                            296,702                192,284
                                                                          -----------            -----------

          Total Racing Expenses                                             7,002,434              6,226,519
                                                                          -----------            -----------



(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
               For the Three Months Ended April 30, 1996 and 1995
                                  (Unaudited)


                                                                             1996                    1995
                                                                          40 Days of              39 Days of
                                                                          Live Racing             Live Racing
                                                                          -----------             -----------
GENERAL AND ADMINISTRATIVE EXPENSES
     Salaries and related taxes
          and benefits                                                   $    273,100            $    319,280
     Insurance                                                                322,526                 211,284
     Property taxes                                                            98,664                  90,610
     Legal, audit and director fees                                           205,739                 298,165
     Loan closing fees                                                         57,376                     -
     Contract services                                                         29,021                  46,443
     Office expenses                                                          111,835                  87,681
     Miscellaneous                                                             22,564                  76,853
                                                                         ------------            ------------

          Total General and
          Administrative Expenses                                           1,120,825               1,130,316
                                                                         ------------            ------------

LOSS FROM OPERATIONS                                                         (197,780)               (385,905)
                                                                         ------------            ------------

OTHER INCOME (EXPENSE)
     Jazz and Heritage Festival income                                        660,098                 473,591
     Loss on sale of equity investments                                       (36,364)                    -
     Interest expense                                                        (246,966)                (45,415)
     Interest income                                                            6,044                  29,724
     Video poker tax relief                                                   344,137                     -
     Insurance settlements                                                        -                   365,765
                                                                         ------------            ------------

INCOME BEFORE INCOME TAXES                                                    529,169                 464,760

     Provision for income taxes                                               180,000                     -
                                                                         ------------             -----------

NET INCOME (per share -
     1996 $.74, 1995 $0.99)                                              $    349,169            $    464,760

RETAINED EARNINGS,
     BEGINNING OF PERIOD                                                    8,266,246               8,257,157
                                                                         ------------            ------------

RETAINED EARNINGS,
     END OF PERIOD                                                       $  8,615,415            $  8,721,917
                                                                         ============            ============

CASH DIVIDENDS PER SHARE                                                 $       None            $       None
                                                                         ============            ============

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                                  $    469,940            $    469,940
                                                                         ============            ============

See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                For the Six Months Ended April 30, 1996 and 1995
                                  (Unaudited)

                                                                             1996                    1995
                                                                          88 Days of              87 Days of
                                                                          Live Racing             Live Racing
                                                                         ------------             -----------
REVENUES
     Pari-mutuel commissions                                             $ 11,004,236            $  9,597,923
     Breakage                                                                 237,891                 192,417
     Uncashed mutuel tickets                                                   97,120                 112,746
                                                                         ------------            ------------

          Total                                                            11,339,247               9,903,086

     Less: pari-mutuel tax                                                  1,430,926               1,298,994
                                                                         ------------            ------------

     Commission income                                                      9,908,321               8,604,092
     Host track fees                                                        2,653,055               2,549,567
                                                                         ------------            ------------

          Total Mutuel Income                                              12,561,376              11,153,659

     Concessions                                                              988,696               1,147,710
     Video poker (net)                                                        579,872                 375,912
     Admissions (net of taxes)                                                187,237                 155,767
     Parking                                                                   14,967                  14,401
     Programs and forms                                                       805,332                 775,089
     Miscellaneous                                                            474,394                 398,166
                                                                         ------------            ------------

          Total Operating Revenues                                       $ 15,611,874            $ 14,020,704
                                                                         ------------            ------------

RACING EXPENSES
     Purses                                                              $  4,206,659            $  3,730,806
     Salaries and related taxes
          and benefits                                                      3,021,292               3,109,472
     Contracts and services                                                 1,340,849               1,376,034
     Host track fees                                                          907,066                 499,843
     Depreciation                                                           1,084,720               1,028,303
     Cost of sales - concessions                                              358,861                 505,331
     Utilities                                                                388,716                 327,907
     Repairs and maintenance                                                  172,510                 186,439
     Program paper, forms and other
          supplies                                                            840,127                 698,801
     Advertising and promotion                                                562,771                 493,061
     Rent                                                                     158,646                 125,898
     Miscellaneous                                                            412,717                 293,431
                                                                         ------------            ------------

          Total Racing Expenses                                          $ 13,454,934            $ 12,375,326
                                                                         ------------            ------------




(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
                For the Six Months Ended April 30, 1996 and 1995
                                  (Unaudited)

                                                                             1996                    1995
                                                                          88 Days of              87 Days of
                                                                          Live Racing             Live Racing
                                                                         ------------             -----------
GENERAL AND ADMINISTRATIVE EXPENSES
     Salaries and related taxes
          and benefits                                                   $    598,039            $    657,851
     Insurance                                                                586,182                 433,306
     Property taxes                                                           192,723                  67,059
     Legal, audit and director fees                                           367,478                 518,656
     Loan closing fees  57,376                                                    -
     Contracts and services                                                    72,679                 102,531
     Office expenses
                                                                              186,150                 183,729
     Litigation judgment                                                          -                  (188,109)
     Miscellaneous                                                             92,621                 189,765
                                                                         ------------            ------------
          Total General and
          Administrative Expenses                                           2,153,248               1,964,788
                                                                         ------------            ------------
INCOME LOSS FROM OPERATIONS                                                     3,692                (319,410)
                                                                         ------------            ------------
OTHER INCOME (EXPENSE)
     Jazz and Heritage Festival income                                        660,098                 473,591
     Video poker tax relief                                                 1,285,410                     -
     Interest expense                                                        (388,320)                (97,709)
     Interest income                                                            9,157                  81,822
     Insurance related settlements                                                -                   365,765
     Loss on sale of investments                                              (36,364)                    -
                                                                         ------------            ------------
INCOME (LOSS) BEFORE INCOME TAXES                                           1,533,673                 504,059

     Provision for income taxes                                               520,000                     -
                                                                         ------------            ------------
CHARGE FOR CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING
     FOR INVESTMENTS                                                     $          -            $    104,000
                                                                         ------------            ------------
NET INCOME (per share - 1996
     $2.16, 1995 $1.30)                                                     1,013,673                 608,059

RETAINED EARNINGS,
     BEGINNING OF PERIOD                                                    7,601,742               8,113,858
                                                                         ------------            ------------
RETAINED EARNINGS,
     END OF PERIOD                                                       $  8,615,415            $  8,721,917
                                                                         ============            ============



(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
                For the Six Months Ended April 30, 1996 and 1995
                                  (Unaudited)

                                                                             1996                    1995
                                                                          88 Days of              87 Days of
                                                                          Live Racing             Live Racing
CASH DIVIDENDS PER SHARE                                              $          None       $            None
                                                                      ===============       =================

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                               $      469,940        $        469,940
                                                                      ===============       ================





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
                For the Six Months Ended April 30, 1996 and 1995
                                  (Unaudited)


                                                                              1996                    1995
                                                                          ------------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $  1,013,673            $    608,059

     Adjustments to reconcile net income
          to net cash used for
          operating activities:
          Depreciation  1,084,720                                           1,028,303
          Deferred income taxes                                               520,000                     -
          Unrealized gain on marketable
               equity securities                                                  -                   (36,212)
          Loss on sale of securities                                           36,363                     -
          Change in assets and liabilities:
          (Increase) decrease in:
               Accounts receivable                                           (832,457)               (229,745)
               Inventory                                                      (11,529)                 (3,866)
               Refundable income taxes                                            -                   452,828
               Accounts receivable - insurance
                    proceeds                                                      -                   421,576
               Prepaid expenses                                              (158,072)                (62,934)
               Restricted cash                                                112,767                     -
               Interest receivable                                                -                       -
          Increase (decrease) in
               Accounts payable and
                    accrued liabilities                                     1,194,461                 185,376
               Contracts payable                                           (4,614,304)             (1,140,047)
               Deferred revenue                                               (50,149)                (39,150)
               Deferred purses                                             (4,254,618)             (4,313,403)
                                                                          -----------              ----------
                    Total adjustments                                      (6,972,819)             (3,737,274)
                                                                          -----------              ----------
          Net cash used for
               operating activities                                        (5,959,145)             (3,129,215)
                                                                          -----------              ----------
CASH FLOWS FROM (USED FOR)
     INVESTING ACTIVITIES
          Capital expenditures                                               (610,591)             (3,756,721)
          Proceeds from sale of securities                                    225,420                     -
          Deposits                                                              2,330                  (6,175)
                                                                          -----------              ----------
          Net cash provided by (used for)
               investing activities                                          (382,841)             (3,762,896)
                                                                          -----------              ----------





(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                For the Six Months Ended April 30, 1996 and 1995
                                  (Unaudited)


                                                                              1996                    1995
                                                                         ------------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Loan proceeds                                                       $  8,556,725                     -
     Principal repayments on
          short term borrowings                                            (2,215,346)                    -
     Advances from third party                                              1,000,000               1,000,000
     Repayments to third party                                               (666,667)             (1,000,000)
                                                                                                   ----------
     Net cash provided from
          financing activities                                              6,674,712                   -
                                                                         ------------              ----------
     NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                                332,726              (6,892,111)
                                                                         ------------              ----------
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                    1,118,590               8,039,310
                                                                         ------------              ----------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                       $  1,451,316              $1,147,199
                                                                         ============              ==========


SUPPLEMENTAL DISCLOSURES:

     Interest paid                                                       $    388,320               $  97,709
                                                                         ============              ==========





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                For the Six Months Ended April 30, 1996 and 1995
                                  (Unaudited)



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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

FIRE RELATED LITIGATION

The Company is a party to a number of legal proceedings which have arisen as a result of the December 1993 fire or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire related proceedings:

1. On May 14, 1994, the Company filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers"), and others. The Company contends that the insurance policy provided by Travelers provides the Company with blanket coverage in the amount of $24.1 million in excess of the $10 million of underlying coverage provided by Allianz Underwriters Insurance Company ("Allianz") and Royal Indemnity Company ("Royal"); accordingly, the Company maintains that Travelers is liable for the difference between $24.1 million and the amount already paid (approximately $9.3 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contends that, in the event the court determines that the amount of coverage is less than that claimed by the Company, then the insurance agent and the insurance broker who arranged for the insurance are liable to the Company for any damages. Travelers' position is that the excess policy did not provide blanket coverage, and that its liability under such policy is limited to the amount which it has already paid. The case is set for trial in November 1996.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Six Months Ended April 30, 1996 and 1995
                                  (Unaudited)


NOTE 2 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

2. The Company filed an action in December 1994, in the Civil District Court for Orleans Parish, against ADT Security Systems, the company which provided and maintained the fire alarm system at the Fair Grounds Race Course, and other defendants. The complaint seeks unspecified damages, not otherwise compensated for by insurance, that were allegedly caused by the negligence of one or more of the defendants. This case is set for trial in March 1997.

3. The Company is a defendant, along with its general liability insurance carrier, United National Insurance Company ("United National"), in a civil action filed in December 1994 in the United States District Court for the Eastern District of Louisiana by St. Paul Mercury Insurance Company ("St. Paul"), the insurer of the computerized betting equipment at the racetrack. The complaint alleges that St. Paul is subrogated to its insured's rights to collect damages and that it has paid in excess of $1 million for the loss of equipment in the fire. Subsequently, United National filed suit against the Company seeking to deny coverage for such subrogation claim. The two suits have been consolidated and are set for trial in May 1997.

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

STATUS OF CONSTRUCTION OF FACILITIES

A new tele-track facility and temporary clubhouse area were opened on December 22, 1994. The total cost for debris removal and the construction of the tele-track was approximately $3.2 million.

During the Summer of 1994, the Company approved the plans for a new main facility. The total cost of the facility, together with furniture, fixtures, equipment and certain fees and permit costs, was anticipated to be approximately $25.3 million at the time construction commenced.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Six Months Ended April 30, 1996 and 1995
                                  (Unaudited)



NOTE 2 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of April 30, 1996, construction of the facility was approximately 60% completed, and the Company had incurred construction costs of approximately $15.7 million. Insurance proceeds recovered to date and interim bank financing provided the source of funds used in such construction. However, for the reasons described below, further construction work on the project has been halted. As a result, the cost and timing to complete the project cannot now be determined with any certainty.

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

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Six Months Ended April 30, 1996 and 1995
                                  (Unaudited)




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

POSSIBLE FUTURE FINANCING

The Company believes that it was unable during 1995 to obtain the full amount of financing originally committed by FNBC due to the uncertainty regarding the future of video poker as a continuing source of revenue. In a special session held in March, 1996, the legislature passed legislation requiring local elections to be held in November 1996 as a condition to the continuation of video poker operations in Louisiana. The Company's ability to obtain future financing will depend on the outcome of these elections.

The Company has received a commitment from VSI to provide a non-interest bearing loan in the principal amount of $1.5 million, in consideration for which the Company is to agree to extend both the term of its agreement with VSI and the term of the option period thereunder by two years. The loan from VSI is conditioned upon the receipt of the long-term bank financing.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Six Months Ended April 30, 1996 and 1995
                                  (Unaudited)




NOTE 2 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

In addition to the foregoing, Marie G. Krantz (Chairman of the Board of Directors and Treasurer of the Company) has committed to make a $1 million loan to the Company, which would be subordinate in right to payment to the permanent FNBC financing. Although specific terms of such loan have not been discussed, it is likely that the loan would be interest-bearing, and that payments would be made after the repayment of the FNBC financing. The Company is also engaged in discussions with AutoTote concerning a possible commitment by AutoTote to lend or advance $2.5 million to the arrangement or through an extension of the lease terms relating to the totalisator equipment.

NOTE 3 - CONTINGENCIES - GOING CONCERN

The accompanying financial statements for the six months ended April 30, 1996 have been prepared assuming that the Company will continue as a going concern. In view of the cessation of construction and the additional expense which is likely to be incurred as a result of construction delays, it is not certain that if all of the financing, as described in Note 2, is consummated, including the long-term financing by FNBC in accordance with the terms of the original commitment, the Company will be able to complete the construction of its new facility as presently planned. It may be necessary to (i) obtain funds from other sources, (ii) attempt to increase the amount of long-term financing from FNBC, or (iii) seek to effect savings in the construction costs related to the completion of the facility. The Company has had no discussions with any other possible source of such financing, nor has it reached any understanding with FNBC regarding any increase in the financing which the Company hopes to obtain from FNBC as originally committed by FNBC. It should also be noted that FNBC and the Company are not currently engaged in any discussions concerning the terms and conditions of the definitive agreements relating to such long-term financing given the uncertain climate regarding the future of video poker and other forms of wagering. The fact that the local option elections described above are not to be held until November 1996, after the indebtedness to FNBC becomes due and payable, adds additional uncertainty to the Company's ability to obtain long-term financing. Accordingly, there can be no assurance that definitive agreements will be reached, or, if reached, that they will be in accordance with the terms of the original commitment. The foregoing uncertainties raise substantial doubt about the Company's ability to continue as a going concern in the event that such long-term financing is not completed by October 31, 1996, or that the funds provided through all sources of such financing are insufficient to meet the Company's needs.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Six Months Ended April 30, 1996 and 1995
                                  (Unaudited)




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

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Six Months Ended April 30, 1996 and 1995
                                  (Unaudited)


NOTE 4 - NOTES PAYABLE (CONTINUED)

The indebtedness under the loan agreement is secured by (i) a second mortgage by the Company of all of its real property; (ii) a mortgage by Marie G. Krantz of all the real property formerly constituting the Jefferson Downs Race Course;
(iii) a security interest in all the Company's accounts, inventory, equipment, fire insurance proceeds, tax relief monies, construction property, material contracts and all deposit accounts; (iv) a security interest in certain investment securities owned by Marie G. Krantz; (v) a security interest in all furniture, fixtures and equipment owned by the Company, Finish Line and Jefferson Downs; (vi) a pledge by Richard Katcher, as Trustee u/t/a between John G. Masoni and John G. Masoni, Trustee, pursuant to a restatement of his Trust Agreement dated April 19, 1991 as modified on October 24, 1992 (the "Trust"), Marie G. Krantz, individually and as Voting Trustee, Bryan G. Krantz, Vickie Krantz and Jefferson Downs of an aggregate of 342,584 shares of common stock of the Company beneficially owned by them; (vii) a limited guaranty of such indebtedness by Marie G. Krantz and Finish Line; and (viii) a guaranty of such indebtedness by Finish Line. As further discussed in Note 5, effective April 24, 1996, the Trust mentioned in "vi" above transferred 339,604 shares of common stock to Bryan G. Krantz.

The loan agreement provides that, commencing January 20, 1996, the Company will deposit monthly into an account at FNBC all "Excess Cash Flow" generated during the immediately preceding month. Excess Cash Flow is defined as all net income for the month; plus or minus non-cash-items such as depreciation and amortization; plus or minus the changes in accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses, and any other operating balance sheet related activity affecting the cash position; and plus or minus capital expenditures. This obligation ceases if the 1996 regular session of the Louisiana Legislature adjourns without having passed any statute that adversely affects the status of the video poker tax relief or the existing video poker operations of the Company or Finish Line, or that would allow for or require local elections as a condition to the continuation of video poker operations; or if there is any such legislation requiring local elections, the voters fail to approve any such adverse change. Prior to the cessation of such obligation, the Company may not withdraw any funds in such account, and FNBC has a security interest in such funds.

The loan agreement contains certain negative covenants pursuant to which the Company has agreed that it will not (i) resume construction activities without first providing FNBC with satisfactory evidence of the source of funding for the balance of

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Six Months Ended April 30, 1996 and 1995
                                  (Unaudited)




NOTE 4 - NOTES PAYABLE (CONTINUED)

such construction; (ii) enter into any agreement with any affiliate except to the extent that such agreements are commercially reasonable and provide for terms which would normally be obtainable in an arm's length transaction with an unrelated third party; and (iii) incur capital expenditures during any fiscal year in excess of $200,000 without the consent of FNBC.

On December 26, 1995, the Company paid $1,000,000 of principal on the $2,000,000 remaining balances related to its promissory notes held by Louis J. Roussel, III and agreed to pay the remaining $1,000,000 in principal on October 31, 1996.

In January 1996, the Company received an advance of $1,000,000 from VSI, which the Company plans to repay in six equal monthly installments beginning in February 1996. The unearned portion of this advance is recorded as deferred revenue at April 30, 1996.

NOTE 5 - MAJORITY STOCK TRANSFER

Effective April 24, 1996, the Masoni Trust transferred 339,604 shares of common stock to Bryan G. Krantz for consideration of $9,984,358. A promissory note was executed by Byran G. Krantz in favor of the Trust for $9,984,358 with interest at 5.76% per year. The note is due in April 2005 and cannot be prepaid in whole or in part. The note is secured by a Stock Pledge Agreement executed by Byran G. Krantz and Marie G. Krantz, in her capacity as Voting Trustee under the Voting Trust Agreement, in favor of the Trust. The Stock Pledge Agreement is subject to the Pledge Agreements executed in favor of FNBC.

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995

GENERAL NOTE

As previously reported, on the night of Friday, December 17, 1993, the 17th racing day in the Company's 87 racing day schedule for 1993-1994, after the conclusion of live racing for the day at the Fair Grounds Race Course, a fire swept through and destroyed the main grandstand building and all of its contents. Included in that area was the grandstand and clubhouse with a seating capacity of approximately 10,000, the racing paddock, and substantially all of the administrative, racing operations, and other offices of the Company. As a result of the fire, racing operations at the Fair Grounds Race Course, and all operations at the Company's tele-track facilities, were temporarily suspended.

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

REVENUES

During the quarters ended April 30, 1996 and 1995, the Company derived its pari-mutuel income and other operating revenues by conducting live racing meets of 40 and 39 days, respectively, and in the operation of tele-tracks for off-track wagering. For the quarters ended April 30, 1996 and 1995, the Company also operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Lafourche, St. Bernard and St. John Parishes, Louisiana. In October 1995, the Company opened a tele-track facility in Jefferson Parish, Louisiana. Through Finish Line Management Corporation ("Finish Line"), an affiliate, the Company operated tele-track facilities in Terrebonne, St. Tammany and Jefferson Parishes, Louisiana, which were formerly operated by Jefferson Downs Corporation.

The Company's income before income taxes for the quarter ended April 30, 1996 was $529,169 compared to income before income taxes of $464,760 for the quarter ended April 30, 1995. The 13.8% increase in income before income taxes in the current quarter is the result of several factors; primarily, the increase in operating income, together with a significant increase in Jazz and Heritage Festival revenue. These favorable variances were partially offset by the Company's recognition of insurance settlement income for the

         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (Continued)


quarter ended April 30, 1995.

For the quarter ended April 30, 1996, the Company experienced an increase in total pari-mutuel wagering of $5,274,938 or 21.92% from the previous fiscal 1995 quarter. The significant increase in pari-mutuel wagering is the result of a 67.5% increase in off-track wagering partially offset by a 25% decline in on-track wagering.

Comparative pari-mutuel wagering activity for the quarters ended April 30, 1996 and 1995 is as follows:

                                                               Quarter Ended
                                                           1996             1995                Difference
                                                           ----             ----                ----------
On-track wagering                                      $ 8,847,348      $  11,828,136           $ (2,980,788)
Off-track wagering                                      16,951,485         12,227,646              4,723,839
     new tele-track                                      3,531,887              -                  3,531,887
                                                       -----------       ------------           ------------
                                                       $29,330,720       $ 24,055,782           $  5,274,938
                                                       ===========       ============           ============

The increase in off-track wagering in the current quarter is the direct result of the Company's implementation of full card simulcasting in January 1996, as well as the operations of the Company's new tele-track facility in Jefferson Parish, Louisiana. This increase in off-track wagering, however, was partially offset by a 25% decline in on-track wagering. The decline in on-track attendance was primarily due to the lack of a suitable facility.

As a result of the increase in total pari-mutuel wagering in the current quarter, the Company's operating revenues increased $927,549 or 13.25% from the quarter ended April 30, 1995. For the quarter ended April 30, 1996, the Company reported $7,925,479 in operating revenues compared to $6,997,930 in operating revenues for the quarter ended April 30, 1995. The operations of the Company's new tele-track facility in the current quarter contributed approximately $748,000 in operating revenues.

Race related expenses for the quarter ended April 30, 1996 increased $775,915 or 12.46% from the previous comparable quarter primarily due to the increase in operating revenues. Miscellaneous expenses, however, increased by approximately $104,418 or 54.3% from the previous comparable quarter primarily due to an increase in the amount of open breeders awards paid by the Company at the end of its live meet. In the current quarter the Company paid $161,830 for breeders awards compared to $74,637 in the previous fiscal quarter.

General and administrative expenses for the quarter ended April 30, 1996 declined $9,491 or 0.84% from the quarter ended April 30, 1995. While total general and administrative expenses remained relatively constant from the comparable 1995 quarter, individual components of this category fluctuated significantly. Salaries and

          Management's Discussion and Analysis of Financial Condtion and Results of Operations (Continued)



related taxes and benefits decreased $46,180 or 14.46% due to administrative cost-cutting measures. Insurance expense increased $111,242 or 52.6% from the quarter ended April 30, 1995 primarily due to a general liability insurance payment in the approximate amount of $83,000. Legal, audit and director fees declined $92,426 or 31% primarily due to a decline in litigation services in the current quarter. Loan closing fees in the current quarter in the amount of $57,376 are the result of the fees associated with the Company's loan closing with First National Bank of Commerce in December 1995.

OTHER INCOME (EXPENSE)

Other income for the quarter ended April 30, 1996 declined $96,716 or 11.7% from the quarter ended April 30, 1995 primarily due to the Company's recognition of $365,765 in insurance settlement income in the fiscal 1995 quarter partially offset by an increase in Jazz and Heritage Festival revenue of $186,507 or 39.4%. Additionally, in the current fiscal quarter, the Company reported video poker tax relief income of $344,137 offset by interest expense related to its loan with FNBC of $232,620.

COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995

REVENUES

During the six month period ended April 30, 1996 and 1995, the Company derived its pari-mutuel income by conducting live racing meets of 88 days and in the operation of the tele-tracks for off-track wagering.

For the six months ended April 30, 1996, the Company reported income before income taxes of $1,533,673, compared to income before income taxes of $504,059 for the six months ended April 30, 1995. The reason for the significant increase in income before income taxes in the current period is the result of the Company's recognition of video poker tax relief of $1,285,410. The video poker tax relief provides that owners of video poker devices that are located in licensed establishments owned or operated by licensed racing associations are eligible for emergency relief under the statute and are exempt from the franchise payment otherwise due under the Video Draw Poker Devices Control Law.

In addition to the favorable impact of the video poker tax relief income in the current period, the Company also operated favorably with respect to its pari-mutuel wagering. For the six months ended April 30, 1996, the Company reported a total pari-mutuel wagering of $56,533,849 compared to $47,594,752, an increase of 18.8%. A comparison of pari-mutuel wagering for both on-track and off-track activity is as follows:

         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (Continued)



                                                           1996                   1995            Difference
                                                        -----------           -----------         ------------
On-track wagering                                       $20,180,889           $25,134,326         $ (4,953,437)
Off-track wagering                                       30,051,594            22,460,426            7,591,168
Off-track wagering
     new tele-track                                       6,301,366               -                  6,301,366
                                                        -----------           -----------         ------------

Total wagering                                          $56,533,849           $47,594,752         $  8,939,097
                                                        ===========           ===========         ============

As a result of the increase in pari-mutuel wagering, the Company's total operating revenues for the six months ended April 30, 1996, increased $1,591,170 or 11.3% from the previous fiscal 1995 period. All of the components of the Company's operating revenues increased with the exception of concessions revenues. For the six months ended April 30, 1996, concessions revenue declined $159,014 or 13.8% due to the Company's elimination of its track kitchen operations.

RACE RELATED EXPENSES

For the six months ended April 30, 1996, the Company's race related expenses increased $1,079,608 or 8.7% from the previous fiscal period ended April 30, 1995 primarily due to an increase in pari-mutuel activity.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the six months ended April 30, 1996 increased $188,460 or 9.6% from the six months ended April 30, 1995, primarily due to the Company's recognition in the fiscal 1995 period of a favorable litigation settlement in the amount of $188,109, an increase in insurance expenses of $152,876 or 35.3% in the current period, and an increase in property tax expense of $125,664 or 187.4%. These increases were partially offset by a decrease in legal, audit and director fees in the current period of $151,178 or 29.1%, and a decrease in contracts and services and miscellaneous expense in the amounts of $29,852 and $97,144, respectively.

During the six months ended April 30, 1996, the Company received settlement monies totalling $188,109 from one of its former insurance carriers. The monies represent the Company's pro-rata distribution for claims paid by the Company as a result of the insolvency of this insurance carrier.

For the six ended April 30, 1996, property taxes of $192,723 are based upon the pro-rata portion of the current tax assessment. In the prior fiscal period, the credit in property taxes was the result of a partial reversal in the fiscal 1995 quarter of an estimated amount of property tax expense for the fiscal year ended October 31, 1994. As of the date of issuance of the Company's fiscal 1994 financial statements, the City of New Orleans had not

         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (Continued)


finalized the Company's 1994 property tax bill due to complications with assessed values as a result of the December 1993 fire. The Company accrued and reported for the fiscal year ended October 31, 1994 an estimated $300,000 in property tax liability. In February 1995, the City of New Orleans determined that the Company's property tax liability for 1994 would be $217,000, resulting in income of $83,000 in the period ended April 30, 1995.

Legal, audit and director fees for the six months ended April 30, 1996 declined from the previous comparable period due to a decrease in legal fees relating to various litigation services.

OTHER INCOME (EXPENSE)

For the six months ended April 30, 1996, other income was $1,529,981, an increase of $706,512 primarily due to an increase of $1,285,410 related to the video poker tax relief offset by an increase in interest expense in the current period of $290,611 related to the interim financing, and the Company's recognition of insurance related settlements of $365,765 in the previous comparable period.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash and cash equivalents increased $332,726 during the six months ended April 30, 1996 compared to a decrease of $6,892,111 during the six months ended April 30, 1995. The increase in cash and cash equivalents in the first six months of fiscal 1996 was the result of cash provided from financing activities of $6,674,712, offset by cash used for operating activities of $5,959,145 and cash used for investing activities of $382,841. The cash provided from financing activities was primarily the result of $6,341,379 short term interim construction loan activity with FNBC. The cash used for operating activities was primarily the result of cash used to pay purses during the Company's live racing season, as well as cash used to pay construction costs on the new facility.

As of April 30, 1996, the Company had received $19,478,791 in insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers. The Company has filed suit against one of its insurance carriers, as described elsewhere herein, seeking to recover an additional approximate $14.8 million under its insurance policy with such carrier.

The Company's new tele-track facility at the Fair Grounds Race Course, which also serves as a temporary clubhouse area, was opened on December 22, 1994. The total cost for debris removal and the construction of the tele-track facility was approximately $3.2 million.

         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (Continued)



During the Summer of 1994, the Company approved the plans for a new racing facility and commenced construction of the foundation thereof in August 1994. The total cost of the facility, together with furniture, fixtures, equipment and certain fees and permit costs, was anticipated to be approximately $24.3 million at the time construction commenced, which is in addition to the $3.2 million relating to debris removal and construction of the tele-track facility, as described.

As of April 30, 1996, construction of the facility was approximately 60% completed, and the Company had incurred construction costs of approximately $15.7 million. Insurance proceeds recovered to date and interim financing provided by FNBC, as described below, provided the source of funds used in such construction. However, for the reasons described below, further construction work on the project has been halted. As a result (i) the cost to complete the project cannot now be determined with any certainty and (ii) the Company will utilize the temporary tent facilities and the tele-track facility during the next racing season.

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

Pursuant to the Loan Agreement, FNBC agreed to extend credit to the Company up to aggregate principal amount of $9,493,050 until October 31, 1996. The Loan Agreement states that such commitment is not a revolving credit facility, and the commitment is only to

      Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


make loans up to such principal amount. Accordingly, FNBC has no obligation under the Loan Agreement to lend additional funds to the Company.

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

There is considerable uncertainty in Louisiana at the present time regarding the future of the gaming industry. The cessation of construction and subsequent bankruptcy of the land-based casino in New Orleans in November 1995 have adversely affected tax revenue for both the State of Louisiana and the city of New Orleans. Notwithstanding that loss of revenue, the legislature, in a special session held in March 1996, passed legislation calling for local elections to be held in November 1996 to determine the future of casinos, riverboats and video poker in Louisiana. The Company's ability to obtain future financing will depend on the outcome of these elections.

The Company has received a commitment from VSI to provide a non-interest bearing loan in the principal amount of $1.5 million, in consideration for which the Company is to agree to extend both the term of its agreement with VSI and the term of the option period conditioned upon the closing of the anticipated long-term bank financing.

In addition to the foregoing, Marie G. Krantz has committed to make a $1 million loan to the Company, which would be conditioned upon the closing of, and subordinate in right of payment to, the long-term FNBC financing. Although specific terms of such loan have not been discussed, it is likely that the loan would be interest-bearing, and that payments would be made after the repayment of the FNBC financing. The Company is also engaged in discussions with AutoTote to lend or advance $2.5 million to the Company, such amount to be repaid through a subordinate loan arrangement or through an extension of the lease terms relating to the totalisator equipment.

In view of the cessation of construction and the additional expense

      Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



which is likely to be incurred as a result of construction delays, it is not certain that, even if all of such financing is consummated, including the long-term financing by FNBC in accordance with the terms of the original commitment, the Company will be able to complete the construction of its new facility as presently planned. It may be necessary to (i) obtain funds from other sources, (ii) attempt to increase the amount of long-term financing from FNBC or (iii) seek to effect savings in the construction costs related to the completion of the facility. The Company has had no discussions with any other possible source of such financing, nor has it reached any understanding with FNBC regarding any increase in the financing which the Company hopes to obtain from FNBC as originally committed by FNBC. It should also be noted that FNBC and the Company are not currently engaged in any discussions concerning the terms and conditions of the definitive agreements relating to such long-term financing given the uncertain climate regarding the future of video poker and other forms of wagering. The fact that the local option elections described above are not to be held until November 1996, after the indebtedness to FNBC becomes due and payable, adds additional uncertainty to the Company's ability to obtain long-term financing. Accordingly, there can be no assurance that definitive agreements will be reached, or, if reached, that they will be in accordance with the terms of the original commitment. In the event that such long-term financing is not completed by October 31, 1996, or that the funds provided through all sources of such financing are insufficient to meet the Company's needs, the foregoing uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

IMPACT OF INFLATION

To date, inflation has not had a material effect on the Company's operations.

                                    PART II
                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibit                 Description

27                      Financial Data Schedule (for SEC use only).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           FAIR GROUNDS CORPORATION
                                        ---------------------------------
                                               (Registrant)



Date:  July 8, 1996                     By: /s/ Bryan G. Krantz
     -----------------                     -------------------------------
                                           Bryan G. Krantz
                                           President



Date:  July 8, 1996                     By: /s/ Gordon M. Robertson
     -----------------                     -------------------------------
                                            Gordon M. Robertson
                                            Chief Financial Officer