Form 10-Q
period 1996-07-31
FAIR GROUNDS CORP
filed 1996-10-30
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934



For Quarter Ended July 31, 1996                    Commission File Number O-7607
                  -------------                                          -------


                            FAIR GROUNDS CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)



              Louisiana                                                       72-0361770
-----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)


1751 Gentilly Blvd., New Orleans, LA                                             70119
-----------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                       (Zip Code)


Registrant's telephone number including area code     (504) 944-5515
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

            x      Yes         No
          -----        ------


       468,580 Common Shares were outstanding as of September 15, 1996.

                            FAIR GROUNDS CORPORATION

                                     INDEX


                                                                                                           Page
                                                                                                           ----
PART I.       FINANCIAL INFORMATION

              Item 1.        Financial Statements

                             Balance Sheet, July 31, 1996 (Unaudited)
                             and Balance Sheet, October 31, 1995  . . . . . . . . . . . . . . . . .          1

                             Statements of Operations and Retained
                             Earnings for the Three Months Ended
                             July 31, 1996 and 1995 (Unaudited)   . . . . . . . . . . . . . . . . .          3

                             Statements of Operations and Retained
                             Earnings for the Nine Months Ended
                             July 31, 1996 and 1995 (Unaudited)   . . . . . . . . . . . . . . . . .          5

                             Statements of Cash Flows for the Nine
                             Months Ended July 31, 1996 and 1995
                             (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8

                             Notes to Financial Statements (Unaudited)  . . . . . . . . . . . . . .         10

              Item 2.        Management's Discussion and Analysis of Financial
                             Condition and Results of Operations    . . . . . . . . . . . . . . . .         19


PART II.      OTHER INFORMATION

              Item 4.        Submission of Matters to a Vote of Security Holders  . . . . . . . . .         28

              Item 5.        Other Events . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28

              Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .         28


SIGNATURES                   . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . .         29


                                    PART I
                            FINANCIAL INFORMATION

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                                                          (Unaudited)
                                                                            July 31,             October 31,
                                                                              1996                    1995
                                                                          -----------             -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                          $   3,728,714           $   1,118,590
     Cash and cash equivalents -
          restricted                                                           -                      154,909
     Accounts receivable                                                    1,140,846               1,026,666
     Investment securities -
          available for sale                                                  227,125                 457,900
     Inventory                                                                 80,540                  80,565
     Deferred income taxes                                                     59,940                  59,940
     Prepaid expenses                                                         655,958                 557,033
                                                                        -------------           -------------
          Total Current Assets                                              5,893,123               3,455,603
                                                                        -------------           -------------

OTHER ASSETS                                                                   69,184                  71,264
                                                                        -------------           -------------

PROPERTY, PLANT AND EQUIPMENT
     Buildings and improvements                                            13,653,283              13,881,970
     Construction in progress                                              15,799,050              15,207,395
     Land improvements                                                      4,267,529               4,270,535
     Temporary facilities                                                   2,986,791               2,686,044
     Automotive equipment                                                     818,111                 818,111
     Machinery and equipment                                                  882,177                 789,347
     Furniture and fixtures                                                   171,631                 171,497
                                                                        -------------           -------------
          Total                                                            38,578,572              37,824,899

     Less: accumulated depreciation
           and amortization                                               (15,299,854)           (13,683,393)
                                                                        -------------           ------------

     Depreciation property net                                             23,278,718              24,141,506
     Land                                                                   3,286,281               3,286,281
                                                                        -------------           -------------

          Property - net                                                   26,564,999              27,427,787
                                                                        -------------           -------------

          TOTAL ASSETS                                                  $  32,527,306           $  30,954,654
                                                                        =============           =============



(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                                                          (Unaudited)
                                                                            July 31,              October 31
                                                                              1996                    1995
                                                                         ------------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable - current                                             $  9,763,336            $  3,706,143
     Accounts payable                                                       1,218,089                 897,016
     Construction contract payable                                                -                 4,864,199
     Accrued liabilities:
          Deferred purses                                                   4,111,802               5,666,212
          Uncashed mutuel tickets                                             352,413                 259,606
          Other                                                               192,299                 522,967
     Deferred revenues                                                         33,750                  50,149
                                                                         ------------            ------------
          Total Current Liabilities                                        15,671,689              15,966,292
                                                                         ------------            ------------

DEFERRED INCOME TAXES                                                       4,641,035               4,020,035
                                                                         ------------            ------------

          Total Liabilities                                                20,312,724              19,986,327
                                                                         ------------            ------------

COMMITMENTS AND CONTINGENCIES                                                     -                       -
                                                                         ------------            ------------

STOCKHOLDERS' EQUITY
     Capital stock - no par value;
          authorized 600,000 shares,
          issued and outstanding
          469,940 shares                                                    1,525,092               1,525,092
     Additional paid-in-capital                                             1,936,702               1,942,350
     Retained earnings                                                      8,812,841               7,601,742
     Unrealized loss on investment
          securities - available for sale                                     (24,528)                (54,884)
                                                                         ------------            ------------
          Total                                                          12,250,107                11,014,300

     Less:  treasury stock at cost,
             1,360 shares                                                     (35,525)                (45,973)
                                                                         ------------            ------------

          Total Stockholders' Equity                                       12,214,582              10,968,327
                                                                         ------------            ------------

          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                      $ 32,527,306            $ 30,954,654
                                                                         ============            ============





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               For the Three Months Ended July 31, 1996 and 1995
                                  (Unaudited)


                                                                             1996                    1995
                                                                         ------------            ------------

REVENUES
     Pari-mutuel commissions                                             $  4,233,145            $  3,305,025
     Breakage                                                                 110,340                  90,690
     Uncashed mutuel tickets                                                  184,291                 102,892
                                                                         ------------            ------------

          Total                                                             4,527,776               3,498,607

     Less: pari-mutuel tax                                                    627,033                 509,144
                                                                          -----------            ------------

          Total Mutuel Income                                               3,900,743               2,989,463

     Concessions                                                              257,649                 239,459
     Video poker (net)                                                        275,664                 163,573
     Admissions (net of taxes)                                                 90,891                 102,899
     Programs and forms                                                       353,495                 237,773
     Miscellaneous                                                            132,222                  99,912
                                                                          -----------            ------------

          Total Operating Revenues                                          5,010,664               3,833,079
                                                                          -----------            ------------

RACING EXPENSES
     Purses                                                               $ 1,473,594            $  1,216,487
     Salaries and related taxes
          and benefits                                                      1,113,179                 905,737
     Contracts and services                                                   369,888                 261,362
     Host track fees
     Depreciation                                                             532,659                 517,484
     Cost of sales - concessions                                               98,416                  97,082
     Utilities                                                                153,106                 141,599
     Repairs and maintenance                                                  113,767                  82,403
     Program paper, forms and other
          supplies                                                            286,038                 318,022
     Advertising and promotion                                                 82,422                  72,562
     Rent                                                                      67,050                  66,798
     Miscellaneous                                                             79,786                  98,722
                                                                          -----------            ------------

          Total Racing Expenses                                             5,039,696               4,289,487
                                                                          -----------            ------------



(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
               For the Three Months Ended July 31, 1996 and 1995
                                  (Unaudited)

                                                                             1996                    1995
                                                                         -----------             -----------

GENERAL AND ADMINISTRATIVE EXPENSES
     Salaries and related taxes
          and benefits                                                   $    337,665            $    299,784
     Insurance                                                                182,718                 211,494
     Property taxes                                                           102,679                  86,702
     Legal, audit and director fees                                           273,810                 203,615
     Loan closing fees                                                         52,788                     -
     Contract services                                                         47,656                  33,452
     Office expenses                                                           44,690                  77,210
     Miscellaneous                                                             55,441                  45,251
                                                                         ------------            ------------

          Total General and
          Administrative Expenses                                           1,097,447                 957,508
                                                                         ------------            ------------

LOSS FROM OPERATIONS                                                       (1,126,479)             (1,413,916)
                                                                         ------------            ------------

OTHER INCOME (EXPENSE)
     Jazz and Heritage Festival income                                        869,676                 679,492
     Gain on sale of equity investments                                           -                     3,036
     Interest expense                                                        (222,280)                (50,259)
     Interest income                                                            6,438                   5,934
     Video poker tax relief                                                   679,108                     -
     Gain on sale of property                                                  91,963                     -
     Insurance settlements                                                        -                       829
                                                                         ------------            ------------

INCOME (LOSS) BEFORE INCOME TAXES                                             298,426                (774,884)

     Provision for income taxes                                               101,000                     -
                                                                         ------------            ------------

NET INCOME (LOSS) per share -
     1996 $.42, 1995 ($1.66)                                             $    197,426            $   (774,884)

RETAINED EARNINGS,
     BEGINNING OF PERIOD                                                    8,615,415               8,721,917
                                                                         ------------            ------------

RETAINED EARNINGS,
     END OF PERIOD                                                       $  8,812,841            $  7,947,033
                                                                         ============            ============
CASH DIVIDENDS PER SHARE                                                 $        -              $        -
                                                                         ============            ============

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                                       469,940                 469,940
                                                                         ============            ============

See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                For the Nine Months Ended July 31, 1996 and 1995
                                  (Unaudited)

                                                                             1996                    1995
                                                                          88 Days of              88 Days of
                                                                          Live Racing             Live Racing
                                                                         ------------            ------------
REVENUES
     Pari-mutuel commissions                                             $ 15,237,381            $ 12,902,948
Breakage                                                                      348,231                 283,107
     Uncashed mutuel tickets                                                  281,411                 215,638
                                                                         ------------            ------------
          Total                                                            15,867,023              13,401,693

     Less: pari-mutuel tax                                                  2,057,959               1,808,138
                                                                         ------------            ------------

     Commission income                                                     13,809,064              11,593,555
     Host track fees                                                        2,653,055               2,549,567
                                                                         ------------            ------------
          Total Mutuel Income                                              16,462,119              14,143,122

     Concessions                                                            1,246,345               1,387,169
     Video poker (net)                                                        855,536                 539,485
     Admissions (net of taxes)                                                278,128                 258,666
     Parking                                                                   14,967                  14,401
     Programs and forms                                                     1,158,827               1,012,862
     Miscellaneous                                                            606,616                 498,078
                                                                         ------------            ------------

          Total Operating Revenues                                       $ 20,622,538            $ 17,853,783
                                                                         ------------            ------------

RACING EXPENSES
     Purses                                                              $  5,680,253            $  4,947,293
     Salaries and related taxes
          and benefits                                                      4,134,471               4,015,209
     Contracts and services                                                 1,710,737               1,637,396
     Host track fees                                                        1,576,857               1,011,072
     Depreciation                                                           1,617,379               1,545,787
     Cost of sales - concessions                                              457,277                 602,413
     Utilities                                                                541,822                 469,506
     Repairs and maintenance                                                  286,277                 268,842
     Program paper, forms and other
          supplies                                                          1,126,165               1,016,823
     Advertising and promotion                                                645,193                 565,623
     Rent                                                                     225,696                 192,696
     Miscellaneous                                                            492,503                 392,153
                                                                         ------------            ------------

          Total Racing Expenses                                          $ 18,494,630            $ 16,664,813
                                                                         ------------            ------------




(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
                For the Nine Months Ended July 31, 1996 and 1995
                                  (Unaudited)

                                                                             1996                    1995
                                                                          88 Days of              88 Days of
                                                                          Live Racing             Live Racing
                                                                         ------------             -----------
GENERAL AND ADMINISTRATIVE EXPENSES
     Salaries and related taxes
          and benefits                                                   $    935,704             $   957,635
     Insurance                                                                768,900                 644,800
     Property taxes                                                           295,402                 153,761
     Legal, audit and director fees                                           641,288                 722,271
     Loan closing fees                                                        110,164                    -
     Contracts and services                                                   120,335                 135,983
     Office expenses                                                          230,840                 260,939
     Litigation judgment                                                          -                  (188,109)
     Miscellaneous                                                            148,062                 235,016
                                                                         ------------            ------------

          Total General and
          Administrative Expenses                                           3,250,695               2,922,296
                                                                         ------------            ------------

INCOME LOSS FROM OPERATIONS                                                (1,122,787)             (1,733,326)
                                                                         ------------            ------------

OTHER INCOME (EXPENSE)
     Jazz and Heritage Festival income                                      1,529,774               1,153,083
     Video poker tax relief                                                 1,964,518                     -
     Interest expense                                                        (610,600)               (147,968)
     Interest income                                                           15,595                  87,756
     Insurance related settlements                                                -                   366,594
     Gain (loss) on sale of investments                                       (36,364)                  3,036
     Gain on sale of property                                                  91,963                     -
                                                                         ------------            ------------

INCOME (LOSS) BEFORE INCOME TAXES                                           1,832,099                (270,825)

     Provision for income taxes                                               621,000

CHARGE FOR CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING
     FOR INVESTMENTS                                                     $        -              $    104,000
                                                                         ------------            ------------

NET INCOME (LOSS) per share - 1996
     $2.58, 1995 $ (.35)                                                    1,211,099                (166,825)

RETAINED EARNINGS,
     BEGINNING OF PERIOD                                                    7,601,742               8,113,858
                                                                         ------------            ------------

RETAINED EARNINGS,
     END OF PERIOD                                                       $  8,812,841            $  7,947,033
                                                                         ============            ============


(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
                For the Nine Months Ended July 31, 1996 and 1995
                                  (Unaudited)

                                                                             1996                    1995
                                                                          88 Days of              88 Days of
                                                                          Live Racing             Live Racing
                                                                         ------------            ------------
CASH DIVIDENDS PER SHARE                                                 $        -              $        -
                                                                         ============            ============

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                                       469,940                 469,940
                                                                         ============            ============





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
                For the Nine Months Ended July 31, 1996 and 1995
                                  (Unaudited)


                                                                              1996                    1995
                                                                          ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                    $ 1,211,099              $ (166,825)
                                                                          ------------             -----------

     Adjustments to reconcile net income
          (loss) to net cash used for
          operating activities:
          Depreciation                                                      1,617,379               1,545,787
          Gain on sale of property                                            (91,963)                    -
          Loss on sale of securities                                           36,363                     -
          Deferred income taxes                                               621,000                  83,951
          Change in assets and liabilities:
          (Increase) decrease in:
               Accounts receivable                                           (104,848)                (29,645)
               Inventory                                                           25                  (2,969)
               Refundable income taxes                                            -                   566,289
               Accounts receivable - insurance
                    proceeds                                                      -                   487,341
               Prepaid expenses                                               (98,925)               (266,926)
               Restricted cash                                                154,909                (150,000)

          Increase (decrease) in
               Accounts payable and
                    accrued liabilities                                        78,680                  (6,173)
               Contracts payable                                           (4,864,199)                 (4,100)
               Deferred revenue                                               (16,399)                    -
               Deferred purses                                             (1,554,410)             (2,071,935)
                                                                         ------------            ------------

                    Total adjustments                                      (4,222,388)                151,620
                                                                         ------------            ------------

          Net cash used for
               operating activities                                        (3,011,289)                (15,205)
                                                                         ------------            ------------

CASH FLOWS FROM (USED FOR)
     INVESTING ACTIVITIES
          Capital expenditures                                               (755,243)             (7,986,887)
          Proceeds from sale of securities                                    225,420                 414,784
          Proceeds from sale of property                                       91,963                     -
          Deposits                                                              2,080                  (1,175)
                                                                         ------------             -----------

          Net cash used for
               investing activities                                          (435,780)             (7,573,278)
                                                                         ------------              ----------



(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                For the Nine Months Ended July 31, 1996 and 1995
                                  (Unaudited)


                                                                            1996                    1995
                                                                         ------------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Loan proceeds                                                       $  8,822,695            $  2,150,000
     Principal repayments on
          short term borrowings                                            (2,765,502)                    -
     Advances from third party                                              1,000,000               1,000,000
     Repayments to third party                                             (1,000,000)             (1,000,000)
                                                                         ------------            -------------

     Net cash provided by
          financing activities                                              6,057,193               2,150,000
                                                                         ------------            ------------

     NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                              2,610,124              (5,438,483)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                    1,118,590               8,039,310
                                                                         ------------            ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                       $  3,728,714            $  2,600,827
                                                                         ============            ============


SUPPLEMENTAL DISCLOSURES:

     Interest paid                                                       $    610,600            $    147,968
                                                                         ============            ============





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                For the Nine Months Ended July 31, 1996 and 1995
                                  (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

FIRE RELATED LITIGATION

The Company is a party to a number of legal proceedings which have arisen as a result of the December 1993 fire or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire related proceedings:

1. On May 14, 1994, the Company filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers"), and others. The Company contends that the insurance policy provided by Travelers provides the Company with blanket coverage in the amount of $24.1 million in excess of the $10 million of underlying coverage provided by Allianz Underwriters Insurance Company ("Allianz") and Royal Indemnity Company ("Royal"); accordingly, the Company maintains that Travelers is liable for the difference between $24.1 million and the amount already paid (approximately $9.3 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contends the insurance agent and the insurance broker who arranged for the insurance are liable to the Company for any damages sustained including any damages sustained because the amount of coverage is less than that claimed by the Company. Travelers' position is that the excess policy did not provide blanket coverage, and that its liability under such policy is limited to the amount which it has already paid. The case is set for trial in November 1996.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Nine Months Ended July 31, 1996 and 1995
                                  (Unaudited)


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

Subsequent to July 31, 1996, a suit was filed in U.S. District Court in Baton Rouge by Livingston Downs Racing Association ("Livingston") naming the Company and other defendants in an antitrust suit. Management of the Company believes the suit is without merit.

Livingston had previously filed a series of other legal actions against the Company which were resolved in the Company's favor.

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

STATUS OF CONSTRUCTION OF FACILITIES

A new tele-track facility and temporary clubhouse area were opened

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Nine Months Ended July 31, 1996 and 1995
                                  (Unaudited)


NOTE 2 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

on December 22, 1994. The total cost for debris removal and the construction of the tele-track was approximately $3.2 million.

During the summer of 1994, the Company approved the plans for a new main facility. The total cost of the facility, together with furniture, fixtures, equipment and certain fees and permit costs, was anticipated to be approximately $24.3 million at the time construction commenced.

As of July 31, 1996, construction of the facility was approximately 60% completed, and the Company had incurred construction costs of approximately $15.8 million. Insurance proceeds recovered to date and interim bank financing provided the source of funds used in such construction. However, for the reasons described below, further construction work on the project has been halted. As a result, the cost and timing to complete the project cannot now be determined with any certainty.

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

In 1994, legislation was adopted which provides that owners of video poker devices that are located in licensed establishments owned or operated by licensed racing associations eligible for emergency relief under the statute are exempt from the franchise payment otherwise due under the Video Draw Poker Devices Control Law for a period not to exceed 15 years. The amount of the franchise payment which otherwise would have been paid to the State of Louisiana during the exemption period is to be remitted directly to the licensed racing association, in an amount up to $2.5 million

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Nine Months Ended July 31, 1996 and 1995
                                  (Unaudited)


NOTE 2 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

annually, and such funds are to be used for providing emergency relief to the licensed racing association. The use of funds by the licensed racing association is subject to review and oversight by a legislative committee, which may reduce the amount of the authorized exemption if the racing association cannot satisfy the committee that the exemption is necessary for its ongoing economic viability. The legislation also provides that at such time, as the emergency relief granted under the act exceeds the required annual debt service on any indebtedness incurred to address the emergency situation, such indebtedness not to exceed $25 million, the excess of such funds is to be remitted to the state treasury. During 1995, the Joint Legislative Committee on the Budget approved the dedication of funds received from the franchise tax relief described above toward the exclusive use by the Company for making principal and interest payments to FNBC.

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

POSSIBLE FUTURE FINANCING

The Company believes that it was unable during 1995 to obtain the full amount of financing originally committed by FNBC due to the refusal of the Company's fire insurer to pay the full amount of the Company's claim, the refusal of various defendants to compensate the Company for the losses it sustained in the fire, and the uncertainty regarding the future of video poker as a continuing source of revenue. In a special session held in March, 1996, the legislature passed legislation requiring local elections to be held in November 1996 as a condition to the continuation of video poker operations in Louisiana. The Company's ability to obtain future financing will depend the outcome of the Company's lawsuit against its fire insurer and insurance brokers and its lawsuit against the parties alleged to be responsible for the cause and/or spread of the fire, as well as the outcome of these elections.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Nine Months Ended July 31, 1996 and 1995
                                  (Unaudited)


NOTE 2 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

If the November election results in the elimination of video poker in various parishes where the Company operates its facilities, the Company, under a sunset clause provision, can continue to operate its video poker machines in these parishes for a period of 30 months after the local referendum.

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

NOTE 3 - CONTINGENCIES - GOING CONCERN

The accompanying financial statements for the nine months ended July 31, 1996 have been prepared assuming that the Company will continue as a going concern. In view of the cessation of construction and the additional expense which is likely to be incurred as a result of construction delays, it is not certain that if all of the financing, as described in Note 2, is consummated, including the long-term financing by FNBC in accordance with the terms of the original commitment, the Company will be able to complete the construction of its new facility as presently planned. In order to complete such construction, it may be necessary to (i) obtain funds from other sources, (ii) attempt to increase the amount of long-term financing from FNBC, or (iii) seek to effect savings in the construction costs related to the completion of the facility. The Company has had no discussions with any other possible source of such financing, nor has it reached any understanding with FNBC regarding any increase in the financing which the Company hopes to obtain from FNBC as originally committed by FNBC. Accordingly, the Company is presently unable to determine whether any of the foregoing alternatives will be available to it.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Nine Months Ended July 31, 1996 and 1995
                                  (Unaudited)




NOTE 3 - CONTINGENCIES - GOING CONCERN (CONTINUED)

FNBC and the Company have had discussions concerning an extension of the October 31, 1996 due date for payment in full under the Loan Agreement, and FNBC has informally agreed to extend such date to April 30, 1997. However, in the event that (i) long-term financing is not completed by the due date under the Loan Agreement or (ii) funds provided through all sources of financing are insufficient to meet the Company's needs, the foregoing uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

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

Payment of the principal and interest under the loan agreement is to be made on demand, or if no demand is made, then in 10 monthly installments of $52,740 principal plus interest, beginning January 17, 1996, and one final payment of all principal plus accrued interest on October 31, 1996. The loan bears interest at 9% per annum. On each monthly payment date, payment of principal and interest is to be made from the proceeds of the funds received as a result of the video poker tax relief legislation, which funds are to be on deposit in a separate lockbox, in accordance with a Disbursement Agreement entered into among the Company, FNBC and Video Services, Inc. ("VSI") dated July 17, 1995. The Disbursement Agreement provides that VSI acknowledges that the first $2.5

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Nine Months Ended July 31, 1996 and 1995
                                  (Unaudited)


NOTE 4 - NOTES PAYABLE (CONTINUED)

million in video poker franchise fee payments otherwise due annually to the State of Louisiana are to be remitted to the Company under the terms of the tax relief legislation. For each annual period from July 1 through June 30, such funds are to be debited from VSI's bank account and deposited into a lockbox at FNBC. Such proceeds are to be used solely for the purpose of making payments of principal and interest from time to time due under the terms of the loan agreement. Any amount in excess of the amount of debt service, up to $2.5 million annually, is to be applied as a prepayment of the principal amount of the loan, and any excess of the debt service is to be returned to the Treasury of the State of Louisiana. The loan agreement also provides that any fire insurance proceeds, as defined in the loan agreement, received by the Company are to be used to prepay the loan.

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

The loan agreement provides that, commencing January 20, 1996, the Company will deposit monthly into an account at FNBC all "Excess Cash Flow" generated during the immediately preceding month. Excess Cash Flow is defined as all net income for the month; plus or minus non-cash-items such as depreciation and amortization; plus or minus the changes in accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses, and any other operating balance sheet related activity affecting the cash position; and plus or minus capital expenditures. This obligation ceases if the 1996 regular session of the Louisiana Legislature

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Nine Months Ended July 31, 1996 and 1995
                                  (Unaudited)


NOTE 4 - NOTES PAYABLE (CONTINUED)

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

On December 26, 1995, the Company paid $1,000,000 of principal on the $2,000,000 remaining balances related to its promissory notes held by Louis J. Roussel, III and agreed to pay the remaining $1,000,000 of principal on October 31, 1996. Marie G. Krantz has agreed to lend to the Company the funds necessary to repay the outstanding balance owed to Mr. Roussel, III on such date. It is anticipated that Ms. Krantz will be repaid in January 1997 from a $1 million advance to be received by the Company from VSI.

In January 1996, the Company received an advance of $1,000,000 from VSI, which the Company repaid in six equal monthly installments beginning in February 1996.

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

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Nine Months Ended July 31, 1996 and 1995
                                  (Unaudited)


NOTE 6 - TREASURY STOCK REISSUANCE

In June 1996, a Director of the Company purchased 400 shares of treasury stock from the Company at a cost of $4,800, the market of the stock at that time. Because the Company accounts for treasury stock using the cost method, the Company incurred a loss on sale of treasury stock of $5,648 which has been charged to additional paid in capital in accordance with generally accepted accounting principles.

         Management's Discussion and Analysis of  Financial Condition
                          and Results of Operations

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 1996 AND 1995

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

REVENUES

During the quarters ended July 31, 1996 and 1995, the Company derived its pari-mutuel income and other operating revenues by operating tele-tracks for off-track wagering. For the quarters ended July 31, 1996 and 1995, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Lafourche, St. Bernard and St. John Parishes, Louisiana. In October 1995, the Company opened a tele-track facility in Jefferson Parish, Louisiana. Through Finish Line Management Corporation ("Finish Line"), an affiliate, the Company operated tele-track facilities in Terrebonne, St. Tammany and Jefferson Parishes, Louisiana, which were formerly operated by Jefferson Downs Corporation.

The Company's income before income taxes for the quarter ended July 31, 1996 was $197,426 compared to a loss before income tax benefit of $(774,884) for the quarter ended July 31, 1995. The significant increase in income before income taxes is primarily the result of the Company's recognition of video poker tax relief income in the current quarter (as described below) and an increase in net Jazz and Heritage Festival income over the previous comparable quarter ended July 31, 1995.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)



For the quarter ended July 31, 1996, the Company experienced an increase in off-track pari-mutuel wagering of $4,546,256 or 27.2% from the previous comparable quarter. The increase in off-track wagering is primarily the result of the operations of the Company's new tele-track facility in Jefferson, Parish, Louisiana.

Comparative off-track pari-mutuel wagering activity for the quarters ended July 31, 1996 and 1995 is as follows:

                                  Quarter Ended
                           1996                    1996
                           ----                    ----
Off-track wagering      $21,248,722             $16,702,466
                        -----------             -----------


As a result of the increase in total off-track pari-mutuel wagering in the current quarter, the Company's total operating revenue increased $1,177,585 or 30.7% from the quarter ended July 31, 1995. The operations of the Company's new tele-track facility contributed significantly to the increase in operating revenues.

Race related expenses for the quarter ended July 31, 1996 increased $750,209 or 17.5% from the previous comparable quarter primarily due to the increase in operations of the new Jefferson Parish tele-track.

General and administrative expenses increased $139,939 or $14.6% from the previous comparable quarter primarily due to an increase in salaries and related taxes and benefits, an increase in legal audit and director fees, and an increase in loan closing fees. These increases were partially offset by a decline in insurance expense and a decline in office expense. Legal, audit and director fees increased $70,195 or 34.5% due to an increase in litigation related expenses in the current quarter. Salaries and related taxes and benefits increased $37,881 or 12.6% primarily as a result of an increase in health insurance and claims in the current quarter.

Loan closing fees in the current quarter in the amount of $52,788 are the result of the fees associated with the Company's loan closing with First National Bank of Commerce in December 1995. Insurance expense declined in the current quarter $28,776 or 13.6% as a result of declines in the Company's property and general liability premiums which were renewed in May 1996.

OTHER INCOME (EXPENSES)

Other income for the quarter ended July 31, 1996 increased $785,873 or 123% from the quarter ended July 31, 1995 primarily due to the Company's recognition of video poker tax relief of $679,108 and an increase in net Jazz and Heritage Festival income of $190,184 from the fiscal 1995 quarter. The video poker tax relief provides that owners of video poker devices that are located in licensed

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)



establishments owned or operated by licensed racing associations are eligible for emergency relief under the Statute and are exempt from the franchise payment otherwise due under the Video Draw Poker Devices Control Law.


COMPARISON OF THE NINE MONTHS ENDED JULY 31, 1996 AND 1995

REVENUES

During the nine months ended July 31, 1996 and 1995, the Company derived its pari-mutuel income by conducting live racing meets of 88 days and in the operation of the tele-tracks for off-track wagering.

For the nine months ended July 31, 1996, the Company reported income before income taxes of $1,832,099 compared to a loss before income tax benefit of $(270,825) in the prior period. The significant increase in income before income taxes is the result of several factors, the most significant of which are the increase in operating income, a significant increase in net Jazz and Heritage Festival income and the recognition of video poker tax relief in the current 1996 fiscal period.

For the nine months ended July 31, 1996, the Company reported a loss from operations of ($1,122,787) as compared to a loss from operations of ($1,733,326) for the period ended July 31, 1995. The favorable variance of $610,539 or 35% is the result of an increase in total pari-mutuel wagering and a significant increase in net video poker revenue in the current period.

For the nine months ended July 31, 1996, the Company reported total pari-mutuel wagering of $77,782,571 compared to $64,297,217 for the nine months ended July 31, 1995, an increase of 20.9%. The increase in total pari-mutuel wagering in the current period is the result of the impact of operations of the Company's new tele-track facility as well as the implementation of full card simulcasting in January. A comparison of pari-mutuel wagering for both on-track and off-track activity is as follows:

                                 Nine Months Ended
                            1996                  1995
                            ----                  ----
On-track wagering       $20,180,889            $25,134,326
Off-track wagering       57,601,682             39,162,891
                        -----------            -----------
Total Wagering          $77,782,571            $64,297,217
                        ===========            ===========


As a result of the increase in total pari-mutuel wagering, the Company's total operating revenues for the nine months ended July 31, 1996, increased $2,768,755 or 15.5% from the previous fiscal 1995 period. All of the components of the Company's operating revenues increased with the exception of concessions revenues. For

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)



the nine months ended July 31, 1996, concessions revenue declined $140,824 or 10.2% due to the Company's elimination of its track kitchen operations. Net video poker revenue increased significantly in the current fiscal period as a result of the video poker operations at the Company's new tele-track facility.

RACE RELATED EXPENSES

For the nine months ended July 31, 1996, the Company's race related expenses increased $1,829,187 or 10% from the previous fiscal period ended July 31, 1996 primarily due to an increase in pari-mutuel activity at the new tele-track facility.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the nine months ended July 31, 1996 increased $328,399 or 11.2% from the nine months ended July 31, 1995, primarily due to the Company's recognition in the fiscal 1995 period of a favorable litigation settlement in the amount of $188,109, an increase in insurance expense of $124,100 or 19.2% in the current period, an increase in property tax expense of $141,641 or 92.1%, and the recognition of loan closing fees in the current period of $110,164. These increases were partially offset by a decrease in legal, audit and director fees of $80,983 or 11.2% and a decrease in miscellaneous expense of $86,954 or 36.9%

During the nine months ended July 31, 1995, the Company received settlement monies totalling $188,109 from one of its former insurance carriers. The monies represent the Company's pro-rata distribution for claims paid by the Company as a result of the insolvency of this insurance carrier.

For the nine months ended July 31, 1996, property taxes of $295,402 are based upon the pro-rata portion of the current tax assessment. In the prior fiscal period, property tax expense included the result of a partial reversal of an estimated amount of property tax expense for the fiscal year ended October 31, 1994. As of the date of issuance of the Company's fiscal 1994 financial statements, the City of New Orleans had not finalized the Company's 1994 property tax bill due to complications with assessed values as a result of the December 1993 fire. The Company accrued and reported for the fiscal year ended October 31, 1994 an estimated $300,000 in property tax liability. In February 1995, the city of New Orleans determined that the Company's property tax liability for 1994 would be $217,000, resulting in income of $83,000 in the period ended July 31, 1995.

Loan closing fees in the current fiscal period in the amount of $110,164 are the result of the fees associated with the Company's loan closing with First National Bank of Commerce in December 1995.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)



OTHER INCOME (EXPENSE)

For the nine months ended July 31, 1996, other income was $2,954,886 compared to $1,462,501 for the nine months ended July 31, 1995. The $1,492,385 or 102% increase is the result of an increase in net Jazz and Heritage Festival income of $376,691 or 32.7%, the recognition in the current period of video poker tax relief of $1,964,518 offset by an increase in interest expense in the current period of $610,600, primarily related to interim financing, and the Company's recognition of insurance related settlement of $366,594 in the previous comparable period.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash and cash equivalents increased $2,610,124 during the nine months ended July 31, 1996 compared to a decrease of $5,438,483 during the nine months ended July 31, 1995. The increase in cash and cash equivalents in the first nine months of fiscal 1996 was the result of cash provided from financing activities of $6,057,193 offset by cash used for operating activities of $3,011,289 and cash used for investing activities of $435,780. The cash provided from financing activities was primarily the result of $8,571,725 short term interim construction loan borrowings from FNBC. The cash used for operating activities was primarily the result of cash used to pay purses during the Company's live racing season, as well as cash used to pay construction costs on the new facility.

As of July 31, 1996, the Company had received $19,478,791 in insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers. The Company has filed suit against one of its insurance carriers, as described elsewhere herein, seeking to recover an additional $14.7 million under its insurance policy with such carrier.

The Company's new tele-track facility at the Fair Grounds Race Course, which also serves as a temporary clubhouse area, was opened on December 22, 1994. The total cost for debris removal and the construction of the tele-track facility was approximately $3.2 million.

During the Summer of 1994, the Company approved the plans for a new racing facility and commenced construction thereof in August 1994. The total cost of the facility, together with furniture, fixtures, equipment and certain fees and permit costs, was anticipated to be approximately $24.3 million at the time construction commenced, which is in addition to the $3.2 million relating to debris removal and construction of the tele-track facility, as described.

As of July 31, 1996, construction of the facility was approximately 60% completed, and the Company had incurred construction costs of

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)



approximately $15.8 million. Insurance proceeds recovered to date and interim financing provided by FNBC, as described below, provided the source of funds used in such construction. However, for the reasons described below, further construction work on the project has been halted. As a result, (i) the cost to complete the project cannot now be determined with any certainty and (ii) the Company will utilize the temporary tent facilities and the tele-track facility during the next racing season.

As previously reported, the Company received and accepted a commitment letter dated February 6, 1995 from FNBC for a non-revolving line of credit to be used as an interim construction loan, convertible to a term loan. The aggregate principal amount of such loan under the terms of such commitment was to have been $17.5 million. The commitment from FNBC provided that the interim construction loan was to have closed on or before March 31, 1995. However, the parties agreed to various extensions of such closing date. FNBC indicated that the principal reason for the delay was FNBC's concern with restrictions on and the possible elimination of video poker gaming in Louisiana. Inasmuch as video poker franchise tax monies generated by the Company and its tele-tracks were to be used as a source for the repayment of the FNBC loan, in accordance with the tax relief legislation described herein, any change in the video poker gaming laws which restricts or limits video poker as a source of revenue may have an adverse impact on such source of repayment.

During 1995 FNBC provided the Company with short-term interim construction loans of $2.15 million on July 17, 1995, $4 million on November 7, 1995 and $1 million on November 30, 1995. All of such financing was then consolidated under the Loan Agreement dated December 18, 1995, pursuant to which the Company borrowed an aggregate amount of $9,493,050, including funds previously borrowed, and utilized a portion of such funds to repay the principal amount of the prior loans that was outstanding on December 18, 1995. The remaining amount borrowed was utilized to pay construction costs.

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

The Loan Agreement provides for the payment of the principal and interest on demand, or if no demand is made, then in 10 monthly installments of $52,740 principal plus interest, beginning January 17, 1996, and one final payment of all principal plus accrued interest on October 31, 1996. The loan bears interest at 9% per annum. The Loan Agreement provides that on each monthly payment

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)



date, payment of principal and interest is to be made from the proceeds of the funds received as a result of the video poker tax relief legislation, which funds are to be on deposit in a separate lockbox, in accordance with a Disbursement Agreement and from the fire insurance proceeds as defined in the Loan Agreement. Through September 30, 1996, the Company had made principal and interest payments in the aggregate amount of $2,553,199 and the outstanding principal balance under the Loan Agreement was approximately $8,041,000 on September 30, 1996.

In December 1995, the Company made a payment to Louie J. Roussel, III of $1 million of the remaining $2 million principal balance owed to him and agreed that the outstanding principal balance of $1 million will be due and payable on October 31, 1996. Marie G. Krantz has agreed to lend to the Company the funds necessary to repay the outstanding balance owed to Mr. Roussel, III on such date. It is anticipated that Ms. Krantz will be repaid in January 1997 from a $1 million advance to be received by the Company from VSI.

There is considerable uncertainty in Louisiana at the present time regarding the future of the gaming industry. The cessation of operations of the temporary land-based casino in New Orleans in November 1995 has adversely affected tax revenue for both the State of Louisiana and the City of New Orleans. Notwithstanding that loss of revenue, the legislature, in a special session held in March 1996, passed legislation calling for local elections to be held in November 1996 to determine the future of casinos, riverboats and video poker in Louisiana. The Company's ability to obtain future financing will depend in part on the outcome of these elections.

If the November election results in the elimination of video poker in any of the parishes where the Company operates its facilities, the Company, under a sunset clause provision, can continue to operate video poker machines in such parishes for a period of 30 months after the local referendum.

The Company has received a commitment from VSI to provide a non-interest bearing loan in the principal amount of $1.5 million, in consideration for which the Company is to agree to extend both the term of its agreement with VSI and the term of the option period. The loan is conditioned upon the closing of the anticipated long-term bank financing.

In addition to the foregoing, Marie G. Krantz has committed to make a $1 million loan to the Company, which would be conditioned upon the closing of, and subordinate in right of payment to, the long-term FNBC financing. Although specific terms of such loan have not been discussed, it is likely that the loan would be interest-bearing, and that payments would be made after the repayment of the FNBC financing. The Company has also engaged in discussions with

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)



AutoTote to lend or advance $2.5 million to the Company, such amount to be repaid through a subordinate loan arrangement or through an extension of the lease terms relating to the totalisator equipment.

In view of the cessation of construction and the additional expense which is likely to be incurred as a result of construction delays, it is not certain that, even if all of such financing is consummated, including the long-term financing by FNBC in accordance with the terms of the original commitment, the Company will be able to complete the construction of its new facility as presently planned. In order to complete such construction, it may be necessary to (i) obtain funds from other sources, (ii) attempt to increase the amount of long-term financing from FNBC or (iii) seek to effect savings in the construction costs related to the completion of the facility. The Company has had no discussions with any other potential lender, nor has it reached any understanding with FNBC regarding any increase in the financing which the Company hopes to obtain from FNBC as originally committed by FNBC.
Accordingly, the Company is presently unable to determine whether any of the foregoing alternatives will be available to it.

FNBC and the Company have had discussions concerning an extension of the October 31, 1996 due date for payment in full under the Loan Agreement, and FNBC has informally agreed to extend such date to April 30, 1997. However, in the event that (i) long-term financing is not completed by the due date under the Loan Agreement or (ii) funds provided through all sources of financing are insufficient to meet the Company's needs, the Company may, among other alternatives, seek protection from creditors under the United States Bankruptcy Code.

IMPACT OF INFLATION

To date, inflation has  not had a material effect on the Company's operations.

                                    PART II
                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on June 4, 1996, the Company's shareholders elected directors and also ratified the Board of Directors' appointment of Rebowe & Company, Certified Public Accountants (A Professional Corporation), as independent accountants, with 347,646 shares voted for ratification, 480 shares voted against and no abstentions. The voting with respect to the nominees for election as directors was as follows:

                                     Votes              Abstentions
                          -------------------------     -----------
Nominee                     For            Withheld
                            ---            --------
Katherine F. Duncan     348,606               0              0

Bryan G. Krantz         348,606               0              0

Marie G. Krantz         348,606               0              0

Ronald S. Maestri       348,606               0              0

Charmaine R. Morel      348,606               0              0

Donald L. Peltier       348,606               0              0


Item 5.  Other Events

On August 13, 1996, the Board of Directors of the Company elected Wayne Thomas to the Board of Directors.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

27             Financial Data Schedule (Filed electronically only)


(b)  Reports on Form 8-K

On May 9, 1996, the Company filed a Form 8-K, reporting certain information concerning Item 1, Change in Control of Registrant. The Form 8-K describes the transaction, effective April 24, 1996, pursuant to which Richard Katcher, Trustee u/t/a/ between John G. Masoni and John G. Masoni, Trustee, pursuant to a restatement of his Trust Agreement dated April 19, 1991, as modified (the "Trust"), transferred the 339,604 common shares of the Company previously owned by the Trust to Bryan G. Krantz for an aggregate consideration of $9,984,358.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FAIR GROUNDS CORPORATION
                                         ------------------------------
                                         (Registrant)

Date: 10/28/96                      By:  /s/ Bryan G. Krantz
     ---------------------               ------------------------------
                                         Bryan G. Krantz
                                         President



Date: 10/28/96                      By:  /s/ Gordon M. Robertson
     ---------------------               ------------------------------
                                         Gordon M. Robertson
                                         Chief Financial Officer