Form 10-K405
period 1996-10-31
FAIR GROUNDS CORP
filed 1997-04-14
CIK 34236

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934


 For the fiscal year ended October 31, 1996 Commission file number 0-7607
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

Registrant's telephone number including area code         504/944-5515
                                                 -------------------------------

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

                    Yes                      No    X
                        ----                     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,551,950 computed by reference to the average bid and asked prices of such stock on March 5, 1997.

     The number of shares outstanding of the issuer's single class of common stock was 468,580 as of March 5, 1997.


                            PAGE 1 OF 86 PAGES

                         EXHIBIT INDEX ON PAGE 82

                              PART I


ITEM 1.  BUSINESS

GENERAL OVERVIEW OF BUSINESS

Fair Grounds Corporation (the "Company"), which was incorporated in 1941, is the owner of the Fair Grounds Race Course in New Orleans, Louisiana, at which thoroughbred horse racing, off-track betting and video poker gaming are conducted. The Fair Grounds Race Course currently is in its 125th racing season, making it the third oldest thoroughbred racing track in the United States. In addition to its live racing operations, the Company currently operates five off-track betting facilities, referred to herein as tele-tracks, at locations in St. Bernard, Orleans, Jefferson, St. John and LaFourche Parishes, Louisiana, as well as a tele-track facility located at the Fair Grounds Race Course. Through Finish Line Management Corporation ("Finish Line"), an affiliate, the Company operates five tele-track facilities in Terrebonne, St. Tammany and Jefferson Parishes, Louisiana. At each location, the Company makes available pari-mutuel and video poker wagering and food and beverage services to the public and receives revenues from such services. The Company conducts its annual live racing meet and operates its tele-tracks for off-track betting pursuant to the rules and under the authority of the Louisiana State Racing Commission (the "Racing Commission"), a statutory body, the members of which are appointed by the Governor of Louisiana. The Company's live races are simulcasted to its tele-tracks and to other facilities located both inside and outside Louisiana. Since 1992 the Company also has operated video poker gaming devices at the Fair Grounds Race Course and each of the Company's tele-track facilities.

DEVELOPMENTS DURING 1996

Louisiana Referendum on Gaming

As previously reported by the Company, one of the impediments to the Company's ability to obtain long-term financing or other sources of funds for the completion of construction of its new racing facility has been the uncertainty in Louisiana concerning the future of the gaming industry. The Company derives significant revenue from the operation of video poker devices and, in addition, is authorized to utilize up to $2.5 million annually from video poker franchise fees to repay indebtedness used in the rebuilding of its racing facility. Such authorization arises from legislation adopted in 1994 which provides that owners of video poker devices that are located in licensed establishments owned or operated by licensed racing associations eligible for emergency relief under the statute are exempt from the franchise payment otherwise due under the Video Draw Poker Devices Control Law for a period not to exceed 15 years. The amount of the franchise fee payment which otherwise would have been paid to the State of Louisiana during the exemption period is to be remitted directly to the licensed racing association, in an amount up to $2.5 million annually, and such funds are to be used solely for providing emergency relief to the licensed racing association. The use of funds by the licensed racing association is subject to review and oversight by a legislative committee which may reduce the amount of the authorized exemption if the racing association cannot satisfy the committee that the exemption is necessary for its ongoing economic viability. The legislation also provides that at such time as the emergency relief granted under the act exceeds the required annual debt service on any indebtedness incurred to address the emergency situation, such indebtedness not to exceed $25 million, the excess of such funds is to be remitted to the state treasury. During 1995, the Joint Legislative Committee on the Budget approved the dedication of funds received from the franchise tax relief described above toward the exclusive use by the Company for making payments of principal and interest to First National Bank of Commerce ("FNBC") on interim construction financing provided to the Company. See "Financing for New Facility," below.

In connection with general elections held on November 5, 1996, special elections were held in each parish in Louisiana to approve or disapprove, on a parish-by-parish basis, video poker and other forms of gaming. In such local elections, the voters in every parish in which the Company maintains tele-track facilities, with one exception, approved the continued operation of video poker devices. The one exception was St. Tammany Parish, where the Company maintains two facilities; however, the Company does not believe that the loss of video poker revenue from such locations will have a material adverse effect on the Company's results of operations or on the amount of video poker franchise fee relief available annually to the Company. In addition, notwithstanding the results of such local election in St. Tammany Parish, the Company may continue to operate video poker devices in St. Tammany Parish for 30 months after the date of the local referendum.

Litigation Settlement

The Company has also previously reported that it had filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers"), and others, arising out of the Company's efforts to collect insurance proceeds following the December 1993 fire at the Fair Grounds Race Course, and that such action was scheduled for trial in November 1996. The Company has contended in such lawsuit that the insurance policy issued by Travelers provided the Company with blanket coverage in the approximate amount of $24.2 million in excess of the $10 million of underlying coverage provided by Allianz Underwriters Insurance Company and Royal Indemnity Company; accordingly, the Company has asserted that Travelers is liable for the difference between $24.2 million and the approximately $9.5 million already paid plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contended that the insurance agent and the insurance broker who arranged for the insurance were liable to the Company for any damages sustained if the amount of coverage was less than that claimed by the Company. Travelers has asserted that the excess policy did not provide blanket coverage and that its liability under such policy is limited to the amount which it has already paid.

On November 18, 1996, the Company reached a settlement in such action with the insurance agent and insurance broker. The settlement provided that the settling defendants were to pay the Company $10 million in the aggregate, subject to an agreement pursuant to which the settling defendants are to share with the Company, in accordance with an agreed-upon formula, in any settlement with or award against Travelers. Such funds currently are being held in escrow pending the execution of certain documents relating to such settlement.

Also on November 18, 1996, the trial court denied Travelers' motion for summary judgment, and at the same time granted leave to Travelers to appeal such denial on an interlocutory basis. The Louisiana Fifth Circuit Court of Appeals denied Travelers' appeal in January 1997 and remanded the case to the trial court, where it has been set for trial in June 1997. For a description of the Company's pending legal proceedings in connection with the December 1993 fire, see Item 3, "Legal Proceedings."

Progress of Construction

As previously reported, on December 17, 1993, a fire destroyed the main clubhouse and grandstand building and all of its contents at the Fair Grounds Race Course. During the remainder of December 1993, the Company made arrangements for the installation of temporary racing and patron facilities and contracted with equipment vendors, suppliers and contractors for the installation of totalisator, television, lighting and other equipment necessary to continue the live racing meet. The Company incurred expenses of $2.68 million in the aggregate in preparing the temporary facilities for the reopening of live racing at the Fair Grounds.

Since January 1994, the temporary facilities have been utilized during the racing seasons and continue to be used at the present time. In addition, the Company's new tele-track facility at the Fair Grounds Race Course, which also serves as a temporary clubhouse area, was opened on December 22, 1994. It is a two-story building of concrete and steel construction, aggregating approximately 20,000 square feet. The lower level contains tables and chairs, a concessions area, mutuel machines and an area set aside for video poker machines. The second floor contains an area of tables and chairs which is currently being used as the clubhouse area. The new facility was constructed on part of the area previously occupied by the old main grandstand and clubhouse, and the glass-enclosed front of the building overlooks the track. Those parts of the main grandstand and clubhouse which were not totally destroyed by the fire have been torn down and all of the debris has been removed. The total cost for debris removal and the construction of the tele-track facility was approximately $3.2 million.

During the Summer of 1994, the Company approved the plans for a new main racing facility and commenced construction of the foundation thereof in August 1994. The plans call for the facility to be principally a multi-tiered concrete and steel structure, with a total seating capacity of approximately 5,000 people. It is anticipated that the size of the new facility, together with the new tele-track building just completed, to which the new grandstand will be connected, will be approximately 217,000 square feet in the aggregate. The old facility contained approximately 321,000 square feet. It is anticipated that there will be general seating in a bleacher area in the front of the grandstand, with reserved seating, including the new clubhouse area, to be located in tiered areas above the grandstand. In a significant change from the design of the old building, it is anticipated that the paddock will be located in the middle of the grandstand and may be viewed through a glass area from all levels of the grandstand. The total cost of the facility, together with furniture, fixtures, equipment and certain fees and permit costs, was anticipated to be approximately $24.3 million at the time construction commenced, which is in addition to the $3.2 million relating to debris removal and construction of the tele-track facility, as described above.

At the time construction was halted in September 1995 for the reasons described herein, construction of the facility was approximately 60% completed. The Company has incurred construction costs for the grandstand facility of approximately $15.8 million. Insurance proceeds recovered and interim financing provided by FNBC, as described below, provided the source of funds used in such construction. As a result of the passage of time from the cessation of construction, (i) the Company now believes that total construction costs, including costs already incurred, may be approximately $32 million in the aggregate and (ii) the Company anticipates that it will continue to utilize the temporary tent facilities and the tele-track facility until late 1997.

Financing for New Facility

Original Financing. The Company received and accepted a commitment letter dated February 6, 1995 from FNBC for a non-revolving line of credit to be used as an interim construction loan, convertible to a term loan. The aggregate principal amount of such loan under the terms of such commitment was to have been $17.5 million. The commitment from FNBC provided that the interim construction loan was to have closed on or before March 31, 1995. However, the parties agreed to various extensions of such closing date. FNBC indicated that the principal reason for the delay was FNBC's concern with restrictions on and the possible elimination of video poker gaming in Louisiana. Inasmuch as video poker franchise fees generated by the Company and its tele-tracks were to be used for the repayment of the FNBC loan, in accordance with the franchise fee relief legislation described herein, any change in the video poker gaming laws which restricted or limited video poker as a source of revenue would have had an adverse impact on such source of repayment. Accordingly, final action on the full $17.5 million loan was delayed.

During 1995 FNBC provided the Company with short-term interim construction loans $7.15 million in the aggregate. However, such interim construction advances ceased during the Fall of 1995, primarily due to FNBC's concerns regarding the future of video poker and other forms of gaming in Louisiana. All of such interim financing was consolidated under a Loan Agreement dated as of December 18, 1995 between the Company and FNBC (the "Loan Agreement"), which reflected aggregate borrowings (net of the amount repaid to such date) of $9,493,050. The amounts borrowed were utilized to pay construction costs.

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

Payment of the principal and interest under the Loan Agreement was made during 1996 in 10 monthly installments of $52,740 principal plus interest, which commenced January 17, 1996, and one final payment of all principal plus accrued interest was to be made on October 31, 1996. The Company reached an understanding with FNBC in October 1996 to extend the term of the Loan Agreement for 90 days and the term of the Loan Agreement was subsequently extended through April 15, 1997. For a description of the terms of the revised financing commitment from FNBC see "March 1997 Financing Commitment, below.

The loan provided for interest at 9% per annum. On each monthly payment date described above, payment of principal and interest was to be made from the proceeds of the funds received as a result of the video poker franchise fee relief legislation, which funds were to be deposited in a separate lockbox, in accordance with a Disbursement Agreement entered into among Company, FNBC and Video Services, Inc. ("VSI") dated July 17, 1995. The Disbursement Agreement provided that the first $2.5 million in video poker franchise fee payments otherwise due annually to the State of Louisiana was to be remitted to the Company under the terms of the tax relief legislation. For each annual period from July 1 through June 30, such funds were to be debited from VSI's bank account and deposited into a lockbox at FNBC. Such proceeds were to be used solely for the purpose of making payments of principal and interest from time to time due under the terms of the Loan Agreement. Any amount in excess of the amount of debt service, up to $2.5 million annually, was to be applied as a prepayment of the principal amount of the loan, and any excess was to be returned to the treasury of the State of Louisiana. The Loan Agreement also provided that any fire insurance proceeds (not including proceeds payable to any third party) received by the Company were to be used to prepay the loan.

The indebtedness under the Loan Agreement is secured by (i) a mortgage by the Company of all of its real property; (ii) a mortgage by Marie G. Krantz of all the real property formerly constituting the Jefferson Downs Race Course; (iii) a security interest in all the Company's accounts, inventory, equipment, fire insurance proceeds, franchise fee relief monies, construction property, material contracts and all deposit accounts; (iv) a security interest in certain investment securities owned by Marie G. Krantz; (v) a security interest in all furniture, fixtures and equipment owned by the Company, Finish Line and Jefferson Downs; (vi) pledges by Marie G. Krantz, individually and as Voting Trustee, Bryan G. Krantz, Vickie Krantz, and Richard Katcher of an aggregate of 342,584 shares of common stock of the Company, constituting all shares of common stock of the Company beneficially owned by them (see Item 12, "Security Ownership of Certain Beneficial Owners and Management" herein for a description of the amount of such shares and the terms and conditions of such pledge agreements); (vii) a limited guaranty of such indebtedness by Marie G. Krantz; and (viii) a guaranty of such indebtedness by Finish Line.

The Loan Agreement provided that, commencing January 20, 1996, the Company would deposit monthly into an account at FNBC all "Excess Cash Flow" generated during the immediately preceding month. Excess Cash Flow is defined as all net income for the month; plus or minus non-cash items such as depreciation and amortization; plus or minus the changes in accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses, and any other operating balance sheet related activity affecting the cash position; and plus or minus capital expenditures. The Loan Agreement further provided that this obligation would cease if and when the 1996 Louisiana regular legislative session adjourned without having theretofore passed any statute that adversely affects the status of the video poker franchise fee relief or the existing video poker operations of the Company, Finish Line, or Jefferson Downs, or that would allow for or require local elections as a condition to the continuation of video poker operations; or if there is any such legislation requiring local elections, the voters fail to approve any such adverse change. See "Louisiana Referendum on Gaming," described above. Prior to the cessation of such obligation, the Company could not withdraw any funds in such account, and FNBC has a security interest in such funds.

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

In connection with the Loan Agreement, the Company made a payment to Louie J. Roussel, III of $1 million of the remaining $2 million principal balance owed to him and agreed that the outstanding principal balance of $1 million would be due and payable on October 31, 1996. Such remaining payment was made by the Company in November 1996, utilizing funds borrowed on a short-term basis from Marie G. Krantz. The mortgage on the Company's property which served such indebtedness owed to Mr. Roussel has been canceled.

March 1997 Financing Commitment. As described above, the Company was unable during 1995 and 1996 to obtain the full amount of financing originally committed by FNBC, due primarily to the uncertainty regarding the future of video poker as a continuing source of revenue. As a result, no further progress was made on the construction of the Company's new facility during 1996.

After the favorable results of the November 1996 referendum concerning gaming in Louisiana, the Company and FNBC began discussing possible terms and conditions for new or additional construction and permanent financing. On January 9, 1997, the Company accepted a commitment letter from FNBC providing for additional financing under, and an amendment to certain terms and conditions of, the Loan Agreement. After further discussions, a new commitment letter was accepted on March 13, 1997 (the "March 1997 Commitment"). The March 1997 Commitment provides that the principal amount outstanding under the Loan Agreement will be increased by $6,778,275 for use in completing construction of the Company's new grandstand facility and refinancing the principal balance under the Loan Agreement. It is a condition to the closing of such financing that the $10 million currently held in escrow be applied toward the repayment of the outstanding principal balance under the Loan Agreement.

Interest on the new FNBC loan, at the rate of 9% per annum, is to be paid semi-monthly, and principal payments of $52,740 are to be made monthly. Such payments of principal and interest are to be first made out of the funds received under the video poker franchise fee relief legislation. Any excess franchise fee relief monies are to be applied as a prepayment of principal. In addition, as required under the video poker franchise fee relief legislation, insurance proceeds received by the Company must also be applied to reduce the principal balance of the loan. The entire principal balance is to be due on June 30, 1999.

The March 1997 Commitment provides that, in addition to the existing security under the Loan Agreement, the loan is to be secured by (i) liquid collateral with a market value of $5.8 million; (ii) a security interest in the video poker franchise fee relief monies; (iii) a pledge by the Company of all proceeds from disputed claims arising out of the December 1993 fire; (iv) an assignment of the Company's contract with the Jazz and Heritage Festival; (v) an assignment of the Company's agreement with Finish Line regarding the operation of off-track facilities; and (vi) an agreement by the Company not to assign, pledge or otherwise encumber its racing and off-track licenses.

The March 1997 Commitment also provices for a second loan of $5,221,725 that will be secured by the same collateral that secures the first loan, except that the second loan may not be repaid with funds received by the Company from the video poker franchise fee relief legislation. The second loan is to provide for monthly payments of interest, with the entire principal balance due one October 31, 1998. The closing of the financing under the March 1997 Commitment is to occur on or before April 15, 1997.

If the financing described above is consummated, the Company believes that it will have sufficient funds to complete the construction of the new grandstand facility. It is currently anticipated that, subject to the consummation of such financing, construction will recommence during the Spring of 1997 and that the facility will be completed during the Fall of 1997.

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

The Company's live racing meet for the fiscal year ended October 31, 1996 was conducted over 88 racing days. The total on-track handle, which is the amount of money handled during the live racing meet through the Company's mutuel machines at the Fair Grounds Race Course, was $20,180,889 in fiscal 1996, $25,134,326 in fiscal 1995, and $26,110,964 in fiscal 1994. See "Sources of Revenue."

During its annual live racing meet, the Company attracts thoroughbred horses from racing stables located in Louisiana and from nationally known racing stables in Kentucky and elsewhere. Approximately 40% of the thoroughbred starters at the Fair Grounds Race Course during the its live racing meet, are Louisiana-bred. The live racing meet features races with guaranteed purses in excess of $300,000, and average purses of approximately $16,000 per race.

For the fiscal year ending October 31, 1997, the Racing Commission has granted the Company a license to conduct its live racing meet during the period from November 28, 1996 through March 31, 1997, a total of 88 racing days, with live racing being conducted generally five days a week (Wednesday through Sunday) and with ten to eleven races during each racing day.

Simulcasting of Live Races. In addition to conducting live horse racing during the live racing meet, the Company simulcasts its live races to, and allows wagering to be accepted at, the tele-tracks which it operates in Orleans, St. Bernard, St. John and LaFourche Parishes, Louisiana, the tele-tracks which are licensed to the Company and operated by Finish Line, and tele-tracks operated by the other horse racing tracks in Louisiana. The Company also simulcasts live races to certain other wagering facilities located outside of Louisiana. The Company has continued to experience significant increases in the demand for the Company's races from out-of-state markets. Total handle from such out-of-state markets during the fiscal 1996 racing season was approximately $117 million, a 32% increase over the previous racing season. The Company earns a net commission (after payment of purses) of approximately 1.5% of out-of-state handle.

Off-Track Betting

Ownership and Operation of Tele-Track Facilities. Legislation which was adopted in 1987 in Louisiana authorizes off-track wagering, and such legislation regulates the licensure by the Racing Commission of tele-tracks, the ownership of such facilities, the commissions which can be earned on wagers and other related matters. Pursuant to such legislation, in 1988 each of the horse racing tracks then operating in Louisiana was granted a license to operate tele-tracks at its racetrack and also within a 55-mile radius of its racetrack, provided that the voters of the parish where the tele-track was to be located approved the establishment of such a facility. The legislation also provides that when two pari-mutuel racetracks are located within the same 55-mile radius, any tele-tracks opened in such areas are to be jointly owned unless one of the eligible racetracks does not wish to participate. In 1987, the Company and Jefferson Downs, which is now an affiliate of the Company and which through 1992 conducted live racing at a facility located approximately 12 miles west of the Fair Grounds Race Course, reached an understanding with respect to the operation of tele-tracks in the parishes located within the 55-mile radius of their respective horse racing tracks. When Jefferson Downs ceased its live racing in 1992, the Company and Jefferson Downs reached an agreement whereby the Company, through Finish Line, operates the tele-tracks formerly operated by Jefferson Downs. Total paid attendance at the Company's tele-tracks (excluding the former Jefferson Downs tele-tracks) during the fiscal year ended October 31, 1996 was 318,831, compared to 314,426 during fiscal 1995 and 345,905 during fiscal 1994, and the total off-track handle at such facilities during the 1996 fiscal year was $76,293,113, compared to $53,664,907 during fiscal 1995 and $55,713,253 during fiscal 1994. See "Sources of Revenue" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

During 1992 Jefferson Downs did not renew its license application with the Racing Commission and, accordingly, did not conduct live racing in 1993. In August 1992, Jefferson Downs assigned to the Company all of its right, title and interest in and to the leases on its tele-track facilities in Terrebonne, St. Tammany and Jefferson Parishes, Louisiana, and such assignment was effective in May 1993, when the Racing Commission approved the transfer to the Company of all licenses necessary for the operation of such tele-tracks.

The Company is a party to a Management Agreement (the "Management Agreement") with Finish Line, which provides that Finish Line is to operate the tele-track facilities owned by Jefferson Downs and transferred to the Company, as described above. The Management Agreement is for a term of ten years, which commenced on November 1, 1992, with the option granted to Finish Line to extend the term for two additional five-year periods. The Management Agreement provides that Finish Line is to have the exclusive responsibility for the direction, supervision, management and operation of such facilities, is to collect all monies from such operation and is to pay all expenses in connection therewith. The Company is to receive 0.1% of the gross pari-mutuel handle at such facilities, and Finish Line is to receive monthly compensation equal to the difference between the gross receipts collected at such facilities less all expenses (including the guaranteed payment to the Company) paid by Finish Line. In addition, Finish Line is to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company. The Company believes that this arrangement benefits the Company by, among other things, providing additional funds to be set aside to supplement purses for live racing at the Fair Grounds Race Course. See "Purse Supplements," below.

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

Purse Supplements. A portion of the handle generated at tele-track facilities is required by Louisiana law to be set aside and used to supplement purses at live racing facilities. Purse supplements are computed on a sliding scale of 5.5%, 6% and 6.5% on the tele-tracks' daily handle. Additionally, purse supplements of 6.5% of handle are required on all wagers when off-track betting is conducted at the racing facility of the primary licensee and an additional 1.5% of all "exotic" wagers at tele-track facilities is to be paid as purse supplements. Race tracks are also allowed to retain the proceeds from uncashed winning pari-mutuel tickets, up to $250,000 for each licensee's meet. Uncashed pari-mutuel tickets exceeding $250,000 per race meet are to be remitted to the State of Louisiana. During the year ended October 31, 1996, the Company retained approximately $331,000 in proceeds of such uncashed mutuel tickets as compared to approximately $229,000 in fiscal 1995 and $300,000 in fiscal 1994.

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

In February 1992, the Company, Jefferson Downs and Finish Line entered into an agreement with VSI, whereby VSI was granted the exclusive right and license by the Company to install, maintain and operate video draw poker devices at the Fair Grounds Race Course and Jefferson Downs Race Course and at the tele-tracks operated by the Company, Jefferson Downs and Finish Line. Such agreement is for an initial term of five years, with an option by VSI to extend the term for an additional five years, which option has been exercised. The agreement provides that the Company is to receive a percentage of the revenues from the operation of the devices installed at the Company's facilities. Such percentage is to be calculated on the basis of the average amount collected daily from each device during each month, after the payment of prizes, taxes and fees. See "Sources of Revenue." The devices installed by VSI pursuant to such agreement remain the property of VSI. As of October 31, 1996, there were a total of 234 devices in operation at the Company's facilities (not including tele-tracks operated by Finish Line). In addition, there were a total of 419 devices at the tele-tracks operated by Finish Line as of October 31, 1996.

The agreement also provides for the Company and Finish Line to share in an annual promotional fee of $270,000 paid by VSI. During fiscal 1996, by agreement between the Company and Finish Line, the total amount of such promotional fee was retained by the Company. Of such amount, $135,000 was set aside for purse supplements to be paid during the Company's 1996-97 racing meet.


SOURCES OF REVENUE

General

During the last several fiscal years, off-track betting in connection with live racing meets has had a substantial impact on horse racing and pari-mutuel wagering in Louisiana. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Through the development and operation of the tele-tracks described herein, the Company has endeavored to create additional revenue producing sites, the revenues from which have partially offset declines in on-track attendance and handle and related revenues since those off-track facilities began operation.

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

Income from Wagering

The principal component of the Company's revenue is generated from pari-mutuel wagering, both on-track and off-track. In pari-mutuel wagering on horses, those who wager on the first, second and third place horses share the total stakes, or pool, less a percentage retained by the Company. The term "pool" means the total amount wagered to win (first place), to place (second place), or to show (third place) on every horse in a given race, or exacta and trifecta wagers on certain combinations of horses. Under the pari-mutuel system, bettors wager against each other and not against the racing facility, which has no interest in which horse wins or loses. Racing facilities are authorized under Louisiana law to retain a stated percentage of the total money handled through the mutuel machines located at such racing facilities and their tele-tracks on each racing day. Mutuel commissions range from 17% to 25% of money handled depending upon the type of wager. For the fiscal year ended October 31, 1996, the Company received pari-mutuel commissions and related income of $18.9 million, compared to $15.8 million for fiscal 1995 and $16.2 million for fiscal 1994. Total commission income less pari-mutuel taxes was $17.1 million for fiscal 1996, $14.1 million for fiscal 1995 and $14.5 million for fiscal 1994.

The Company also receives, during its live racing meet, a percentage of the handle from all tele-tracks to which its races are simulcasted, in the form of host track fees as compensation for the simulcasting of its races to such facilities.

The Company also pays host track fees to other racing facilities for the simulcasting of races to the Company's tele-tracks. For the fiscal year ended October 31, 1996, the Company received host track fees of $4.4 million and paid host track fees of $2.2 million. During fiscal 1995 the Company received host track fees of $3.9 million and paid host track fees of $1.5 million and during fiscal 1994 the Company received host track fees of $2.5 million and paid host track fees of $1.5 million.

Breakage, which is the residual amounts remaining in the betting pool after winnings are paid out to the nearest dime, is retained by the racing facility and tele-tracks as revenue; however, one-half of such amount must be paid out as purses.

Income from Video Poker Operations

For the fiscal year ended October 31, 1996, revenue from video poker operations was $1.95 million. In addition, the Company received $2.9 million in video poker franchise fee relief revenues. As previously described, there were a total of 234 devices in operation at the Company's facilities (not including the tele-tracks operated by Finish Line) as of October 31, 1996.

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

For two weekends each year, after the live racing meet has concluded, the infield of the Fair Grounds Race Course is used by a non-profit organization in New Orleans to host a Jazz and Heritage Festival. As compensation for the use of its facilities, the Company receives all revenues from beverage concessions during the Jazz and Heritage Festival. The Company and the sponsor of the Jazz and Heritage Festival have entered into an agreement for the use of the Company's facilities through the year 2001. Revenues from the 1996 Festival were $1.5 million, compared to $1.2 million for 1995 and $1.1 million for 1994.


COMPETITION

The Company continues to face intense competition from other companies in the gaming industry, including those which offer pari-mutuel wagering. Activities which compete or which have the potential for competing with the Company's racing facility, tele-tracks and video poker operations include riverboat and dockside gambling, casinos operated on Indian reservations, state-sponsored lotteries and video poker in restaurants, bars, hotels and truck stops. All such activities are present in the State of Louisiana or the Mississippi Gulf Coast area.

Pari-mutuel wagering for live races has experienced declining revenues for the last several years, not only at the Fair Grounds Race Course but also at other facilities located in Louisiana. The growth of gaming in the United States in recent years has been reflected in various forms, including riverboats, dockside gaming facilities, Native American gaming ventures, land-based casinos, state-sponsored lotteries, and expanded off-track wagering opportunities. The impact of the lottery, video poker, and casinos or riverboats on live racing in Louisiana has been felt by all of the existing tracks. Additional forms of gaming which may be introduced in the future, as well as future expansions, additions and enhancements to existing facilities by the Company's competitors, could result in additional funds being directed away from the Company's on-track and off-track facilities.

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

Other Forms of Legalized Gaming

Louisiana Lottery. A state-wide lottery began operations in Louisiana in September 1991. The Company believes that at its inception the Louisiana lottery contributed significantly to a decline in the Company's average daily pari-mutuel handle (consisting of both on-track and off-track wagering); however, the lottery has had little impact during the last several fiscal years.

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

The Louisiana Riverboat Economic Development and Gaming Control Act, which became effective in July 1991, approved the conduct of riverboat gaming activities on 12 separate waterways in Louisiana. The legislation authorizes the issuance of up to 15 licenses to operate riverboat casinos within the State, with no more than six in any one Parish. As of January 1, 1997, 14 licenses had been granted and there were 12 licensed riverboats in operation in Louisiana, four of which were operating in the New Orleans area.

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

REGULATION

The Company's operation of pari-mutuel wagering at its racetrack and tele-tracks is subject to extensive regulation pursuant to Louisiana law and the rules and regulations of the Racing Commission, which govern, among other things, (i) the awarding of licenses for the conduct of live racing meets; (ii) the conduct of thoroughbred horse racing; (iii) the types of wagering which may be offered by the Company and other pari-mutuel facilities; and (iv) the disposition of revenue generated from wagering. Off-track wagering is also regulated by the Racing Commission. Such legislation, and subsequent regulations adopted by the Racing Commission, govern the ownership and operation of off-track wagering facilities, the commissions which facilities may earn on wagers and the amounts which must be set aside as purse supplements, as described elsewhere herein.

The Video Draw Poker Devices Control Law is subject to regulation by the gaming enforcement division of the Louisiana State Police. Such legislation describes the specifications which must be met before devices can be utilized in Louisiana, and also sets forth certain licensing, accounting and reporting requirements.

EMPLOYEES

During its live racing season the Company employed on-track approximately 400 persons, including 111 in the mutuel department, 67 in the concessions department, 43 in the security department and 179 in the administrative, racing, parking, maintenance and publicity departments.

In connection with tele-track operations, the Company currently employs approximately 144 persons including 51 in the mutuel department, 37 in the catering department, 27 in the security department and 29 in the administrative, admissions, maintenance and publicity departments, some of whom are employed on-track during the live racing season and are included in the total employees referred to above.

ITEM 2.  PROPERTIES

The Company owns its racetrack site which consists of approximately 145 acres of land, situated within a fenced area adjacent to Gentilly Boulevard in the New Orleans city limits, and within ten minutes drive from downtown New Orleans. Located on such property is a one-mile oval, sandy loam race track and a seven-furlong turf track inside the main track.

The Company currently leases its temporary facilities, consisting of the large main tent previously described, as well as certain modular buildings containing executive and administrative offices, and totalisator equipment.

The Company owns the clubhouse and tele-track facility described herein, as well as the new grandstand facility as to which construction commenced during 1995 but has been curtailed, as described herein.

The Company also owns 50 modern concrete barns with supporting buildings and facilities which are located on the property and are capable of quartering approximately 2,000 horses. There is an all-concrete parking lot which can accommodate approximately 4,000 vehicles within the fenced area.

Substantially all of the real property and equipment of the Company is subject to a collateral mortgage in the aggregate amount of $17.5 million, and all of the Company's furniture, fixtures, equipment, and other items of personal property are subject to a security interest, which secure the Company's indebtedness to FNBC under the Loan Agreement, as described herein.

The Company leases the facilities for its tele-tracks under lease agreements with various terms. The tele-tracks formerly licensed to Jefferson Downs and now licensed to the Company are also leased; however, as described herein, Finish Line has agreed to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company. See
Note 9 of Notes to the Financial Statements included elsewhere herein for a description of the Company's lease obligations.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to a number of legal proceedings which have arisen as a result of the December 1993 fire, or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire-related proceedings:

1. On May 14, 1994 the Company filed an action in the 24th Judicial District Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers") and others. The Company has contended in such lawsuit that the insurance policy provided by Travelers provides the Company with blanket coverage in the approximate amount of $24.2 million in excess of the $10 million of underlying coverage. Accordingly, the Company has asserted that Travelers is liable for the difference between $24.2 million and the approximately $9.5 million already paid, plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contended that the insurance agent and the insurance broker who arranged for the insurance, liable to the Company for any damages sustained including any damages sustained if the amount of coverage is less than that claimed by the Company. Travelers has asserted that the excess policy did not provide blanket coverage, and that its liability under such policy is limited to the amount which it has already paid. On November 18, 1996, the Company reached a settlement in such action with the insurance agent and insurance broker. The settlement provided that the settling defendants were to pay the Company $10 million in the aggregate, subject to an agreement pursuant to which each such settling defendant will share with the Company, in accordance with an agreed-upon formula, in any settlement with or award of damages against Travelers. Such amount has been paid but is being held in escrow, as described elsewhere herein.

     Also in November 1996, the trial judge denied a motion for partial summary judgment filed by Travelers on the grounds that the motion involved contested issues of fact. Travelers had asked the trial court to find that its policy was a scheduled policy and that it had already paid all scheduled amounts. Travelers subsequently obtained a postponement of the trial in order to appeal the court's denial of its motion for summary judgment. The court of appeals denied the appeal, finding no error in the trial court's ruling. The matter has been remanded to the trial court, which has rescheduled the case for trial in June 1997.

2. In December 1994, the Company filed an action in the Civil District Court for the Parish of Orleans, State of Louisiana, against ADT Security Systems, the company which provided and maintained the fire alarm system at the race track, and other defendants. The complaint seeks unspecified damages, not otherwise compensated for by insurance, that were allegedly caused by the negligence of one or more of the defendants. The
     Company's three fire insurers and a fourth insurance company, which insured the operator of the video poker machines, intervened in the suit asserting subrogation claims against the same defendants.

     In late 1996, the Company and three of the insurance companies entered into settlements with two of the other defendants, the manufacturer of a lighting ballast and an architect. After division of the settlement proceeds among the Company and the three insurance companies and the payment of various litigation expenses, the Company netted approximately $268,000.

     The remainder of the case was tried before a jury commencing in March 1997. On March 26, 1997, the jury returned a verdict in favor of the Company, awarding the Company approximately $48.4 million in damages against ADT, plus interest, subject to certain subrogation rights in favor of the Company's property insurers. The Company anticipates that ADT will challenge the jury verdict through post-trial motions and on appeal.

3. The Company is a defendant, along with its general liability insurance carrier, United National Insurance Company ("United National"), in a civil action filed in December 1994 in the United States District Court for the Eastern District of Louisiana by St. Paul Mercury Insurance Company ("St. Paul"), the insurer of the computerized betting equipment at the race track. St. Paul alleges that it is subrogated to its insured's rights to collect damages and that it has paid approximately $1,175,000 to its insured for the loss of equipment in the fire.

     Subsequently, United National filed a declaratory judgment action against the Company, wherein it sought to deny coverage for St. Paul's subrogation claim. The Company filed a counterclaim against United National, seeking coverage for the St. Paul claim as well as payment for various other fire-related claims previously denied by United National. This action was consolidated for trial with the suit filed by St. Paul against the Company.

     Both United National and the Company moved for summary judgment on the question of whether the exclusions relied on by United National to deny coverage for the various claims applied or not. In 1996, the district court ruled that the policy exclusions relied upon by United National did not apply to the claim asserted by St. Paul and to claims made by various jockeys and valets that were previously paid by the Company. United National subsequently appealed this decision to the United States Fifth Circuit Court of Appeals, which appeal is pending.

     The St. Paul case is set for trial in May 1997. The effect of United National's appeal on the consolidation of the two cases and the May 1997 trial date is unknown at the present time.

4. An action was filed in 1996 in the United States District Court in Baton Rouge by Livingston Downs Racing Association ("Livingston") against the Company and other defendants. The complaint alleges certain violations of federal antitrust law. Livingston previously has filed similar actions against the Company which have been resolved in the Company's favor, and the Company believes that the current action is without merit.
     The action is pending.

5. Livingston also filed a lawsuit in 1996 against the Company and the State of Louisiana seeking a judgment declaring the Louisiana off-track betting laws to be unconstitutional. The trial court ruled in favor of Livingston and the case is on appeal to the Louisiana Supreme Court.

6. The Louisiana Horsemen's Benevolent and Protective Association filed a lawsuit in 1996 against the State of Louisiana, the Company and all other pari-mutual wagering facilities in the State of Louisiana, seeking recovery of a portion of video poker revenues. The action is pending.

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


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The common shares of the Company are not listed on the Nasdaq Stock Market or any other established trading market. Trading in the common shares of the Company generally has been sporadic and trading volume generally is very low. The range of high and low bid quotations for the 1995 fiscal year by quarters as set forth below does not necessarily reflect actual trades, but represents inter-dealer quotations without mark-up, mark-down or commission. The quotations for the 1996 fiscal year represent the bid quotations at the end of each fiscal quarter.


    Fiscal            1995      1995           1996         1996
Quarter Ended       Low Bid   High Bid       Low Bid      High Bid
-------------       -------   --------       -------      --------
 January 31          $16.00     $24.00       $ 16.00       $ 16.00

 April 30            $16.00     $24.00       $ 14.00       $ 14.00

 July 31             $20.00     $25.00       $ 16.00       $ 16.00

 October 31          $20.00     $25.00       $ 15.00       $ 15.00


As of January 17, 1997, there were 430 shareholders of record of the 468,580 issued and outstanding common shares of the Company.

There were no cash dividends declared or paid during fiscal 1996, 1995 or 1994.

The Company is not subject to any restrictions (other than non-contractual business considerations) affecting its present or future ability to pay dividends with respect to its common shares, except that the provisions of the Loan Agreement dated December 18, 1995 effectively preclude the Company from declaring and paying dividends without the consent of FNBC.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6.  SELECTED FINANCIAL DATA
                                      FAIR GROUNDS CORPORATION
                                      SELECTED FINANCIAL DATA
                                For the Five Years Ended October 31

                                       1996           1995        1994          1993           1992
                                   -----------    -----------  -----------   -----------   -----------
OPERATING REVENUES                 $27,496,500    $23,031,031  $22,371,571   $30,718,482   $32,667,468

OPERATING EXPENSES                  29,809,843     26,394,452   26,094,568    34,308,263    32,192,537
                                   -----------    -----------  -----------   -----------   -----------

INCOME (LOSS) FROM OPERATIONS       (2,313,343)    (3,363,421)  (3,722,997)   (3,589,781)      474,931

INTEREST EXPENSE                       791,566         12,318      284,926       502,624       661,092

OTHER INCOME                         4,279,503      2,459,163      605,553       651,950     1,068,874
                                   -----------    -----------  -----------   -----------   -----------

INCOME (LOSS) BEFORE
  INCOME TAXES, MINORITY
  INTEREST, EXTRAORDINARY
  ITEM, AND CUMULATIVE EFFECT
  OF CHANGES IN ACCOUNTING
  PRINCIPLES                         1,174,594       (916,576)  (3,402,370)   (3,440,455)      882,713

PROVISION (BENEFIT)
  FOR INCOME TAXES                     294,896       (300,460)  (1,878,635)     (383,787)      123,509

MINORITY INTEREST                          -              -            -         142,661       575,831

EXTRAORDINARY ITEM - GAIN
  FROM FIRE (net of taxes)                 -              -      9,312,758           -             -

CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING
  PRINCIPLES                               -          104,000      (75,094)          -             -
                                   -----------    -----------  -----------   -----------   -----------

NET INCOME (LOSS)                  $   879,698    $  (512,116) $ 7,713,929   $(3,199,329)  $   183,373
                                   ===========    ===========  ===========   ===========   ===========

COMMON SHARES OUTSTANDING              469,940        469,940      469,940       469,940       469,940
                                   ===========    ===========  ===========   ===========   ===========


NET INCOME (LOSS) PER COMMON
  SHARE                            $      1.87    $     (1.09) $     16.48   $     (6.83)  $      0.39
                                   ===========    ===========  ===========   ===========   ===========

CASH DIVIDENDS DECLARED
 PER SHARE                         $     None.    $     None.  $     None.   $      0.20   $      0.15
                                   ===========    ===========  ===========   ===========   ===========

TOTAL ASSETS                       $34,791,597    $30,954,654  $26,470,322   $20,496,529   $20,919,257
                                   ===========    ===========  ===========   ===========   ===========

NOTES PAYABLE (EXCLUDING
 CURRENT PORTION)                  $       -      $       -    $ 1,000,000   $ 6,000,000   $ 7,000,000
                                   ===========    ===========  ===========   ===========   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Fire. As previously reported, on the night of Friday, December 17, 1993, a fire swept through and destroyed the grandstand and clubhouse facilities and all their contents.

Immediately after the fire, management determined that it would be in the Company's best interest to reopen the Fair Grounds Race Course and continue the live racing schedule as soon as possible. Accordingly, the Company made arrangements for the installation of temporary racing and patron facilities.

The Company currently continues to use its temporary facilities and, as a result of the limited amenities afforded by such temporary facilities, attendance and handle continue to be less than the pre-fire levels. In addition, the Company's operations continue to be affected by competition from other gaming venues in the greater New Orleans and surrounding areas.


RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

Revenues. During the fiscal years ended October 31, 1996 and 1995, the Company derived its pari-mutuel income by conducting live racing meets of 88 days, each fiscal year, and in the operation of its tele-tracks for off-track wagering. During each such fiscal year, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Lafourche, St. Bernard and St. John Parishes, Louisiana. On October 26, 1995, the Company opened a new tele-track facility in Jefferson Parish. Through Finish Line, the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana that were formerly operated by Jefferson Downs.

For the fiscal year ended October 31, 1996, the Company reported total in-state pari-mutuel wagering of $96,474,002 compared to $78,799,233 in fiscal 1995.

Comparative pari-mutuel wagering and attendance figures for the fiscal years ended October 31, 1996 and 1995 are as follows:

                                              1996             1995
                                        ------------        -----------
   Pari-mutuel wagering:
     On-track handle                    $ 20,180,889        $25,134,326
     Off-track handle                     76,293,113         53,664,907
                                        ------------        -----------
     Total in-state wagering            $ 96,474,002        $78,799,233
                                        ------------        -----------

     Out-of-state simulcast
        handle                          $116,590,172        $88,588,953
                                        ============        ===========

Total Attendance                             426,849            445,480
                                        ============        ===========

The Company believes that the $4,953,437 or 20% decline in on-track handle is primarily the result of the limited amenities afforded by the temporary facilities as well as continued competition from other forms of gaming.

The $22,628,206 or 42% increase in off-track handle is primarily the result of the Jefferson Parish tele-track facility opened in October 1995 as well as the implementation of full card simulcasting in January 1996. Full card simulcasting enables the Company to show an unlimited number of races of an out-of-state meet. Prior to full card simulcasting, such races were limited when either the Company or another in-state race track was racing live.

The $28,001,219 or 32% increase in out-of-state handle is the result of continued efforts to telecast the Company's races to new out-of-state markets. During the fiscal 1996 race meet, there were 20 new markets telecasting the Company's races including various Illinois tracks which accounted for approximately $21.4 million or 76% of the handle increase.

For the fiscal year ended October 31, 1996, the Company reported net income before income taxes of $1,174,594 compared to a net loss of $916,576 in fiscal 1995. This increase is primarily the result of increases in mutuel income and video poker franchise fee relief compared to fiscal 1995 partially offset by an increase in general and administrative expenses over the prior fiscal year. These are described in more detail below.

As a result of the increase in total wagering, the Company's operating revenues have increased by $4,465,469 or 19% from fiscal 1995. This included increases of $3,177,756, or 20%, in pari-mutuel commissions, $101,936 or 44% in uncashed mutuel tickets $532,327 or 14% in host track fees and $823,424 or 73% in video poker revenue. The new Jefferson Parish tele-track facility accounted for a significant portion of the increase in video poker revenues.

Racing Expenses. Total racing expenses increased by $3,140,850, or 14%, over fiscal 1995, primarily as a result of increases in purses, racing salaries, host track fees, advertising, rent and utilities arising out of increased pari-mutuel handle and the opening of the Jefferson Parish tele-track in October 1995. This increase was partially offset by a decrease in cost of concessions due to lower on-track attendance.

General and Administrative Expenses. General and administrative expenses for the fiscal year ended October 31, 1996 increased $274,336, or 6.6%, from fiscal 1995 primarily due to an increase in property taxes on the new tele-track facility completed in December 1994 and increased legal fees resulting from the ongoing fire related litigation. This increase was partially offset by a decrease in administrative salaries in fiscal 1996 due to a reduction in staff.

Other Income (Expenses). Total other income increased $1,040,887 or 43% from fiscal 1995 primarily as a result of an increase in Jazz and Heritage Festival revenue, and an increase in video poker franchise fee relief revenue. This increased revenue is partially offset by a decrease of $618,182 in fire insurance settlements from the fire litigation discussed elsewhere herein and an increase in interest expense of $779,248 relating to the bank financing discussed elsewhere herein.

The Jazz and Heritage Festival revenue increased $381,427 or 33% due to record festival crowds in fiscal 1996. The Company receives revenues on the sale of beverages during the seven-day festival held at the Fair Grounds Racecourse.

Video Poker franchise fee relief revenue increased $2,185,474 or 310% over fiscal 1995. The revenue provided by the franchise fee relief legislation described elsewhere herein was available for the entire 12 months in fiscal 1996 compared to only 5 months in fiscal 1995.

Net Income. The Company reported net income of $879,698 in fiscal 1996 compared to a net loss of $512,116 in fiscal 1995. In addition to the components of net income previously discussed, the net income for fiscal 1996 included income tax expense of $294,896 compared to an income tax benefit of $300,460 in fiscal 1995. The Company also recognized a benefit of $104,000 in fiscal 1995 relating to its change in accounting methods for investments.

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

For the fiscal year ended October 31, 1995, the Company experienced an increase in operating revenues of $659,460, or 3.0%, from the previous fiscal year. The increase in operating revenues during fiscal 1995 was the result of a significant increase in host track fee revenue partially offset by declines in most other categories of operating revenue. Host track fees increased $1,391,530, or 55.9%, from fiscal 1994 due to a significant increase in out-of-state simulcasting of the Company's live races. For the 1995 fiscal year racing meet, the Company reported $88.6 million in handle from out-of-state simulcasting, compared to $37.5 million in handle for fiscal 1994.

While host track fees increased significantly, most other components of operating revenue, including commissions, concessions, admissions, parking, video poker and programs and forms, declined. Such declines were the direct result of further decreases in attendance and pari-mutuel wagering from 1994. Comparative in-state pari-mutuel wagering and attendance figures for the fiscal years ended October 31, 1995 and 1994 are as follows:

                                           1995             1994
                                      -----------       ------------
Pari-mutuel wagering:
  On-track handle                     $25,134,326       $ 26,110,964
  Off-track handle                     53,664,907         55,713,253
                                      -----------       ------------

Total in-state wagering               $78,799,233       $ 81,824,217
                                      ===========       ============

Out-of-state simulcast handle         $88,588,953       $ 37,454,222
                                      ===========       ============

Total Attendance                          445,480            475,557*
                                      ===========       ============


* Note: Attendance figures for fiscal year ended October 31, 1994 are estimated.

The decline in total wagering and attendance was primarily the result of the limited amenities afforded by the temporary facilities as well as increasing competition from other forms of gaming.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents increased $5,146,344 during fiscal 1996 compared to a decrease of $6,920,720 during fiscal 1995. The increase in cash and cash equivalents in fiscal 1996 was the result of cash provided from financing of $6,246,081 and cash provided by operations of $4,218,936, partially offset by cash used in investing activities of $5,318,673. The primary source of financing was the FNBC construction loan which was closed in December 1995. Investing activities were primarily cash used to pay the Company's construction obligations.

As of January 31, 1997, the Company had received approximately $29.5 million in insurance and related proceeds resulting from fire loss claims submitted to the Company's insurance carriers, including the $10 million settlement proceeds described below. On November 18, 1996, the Company reached an out-of-court settlement with the insurance agent and insurance broker in certain pending litigation described herein. The settlement provided that the settling defendants were to pay the Company $10 million in the aggregate. In addition, each such settling defendant is to share with the Company, in accordance with an agreed-upon formula, in any settlement with or award of damages against Travelers. The settlement funds have been deposited into an escrow account pending resolution of certain issues. See related discussions in Item 3, "Legal Proceedings".

The Company's tele-track facility at the Fair Grounds Race Course, which also serves as a temporary clubhouse area, was opened on December 22, 1994. The total cost for debris removal and the construction of the tele-track facility was approximately $3.2 million.

During the Summer of 1994, the Company approved the plans for a new racing facility and commenced construction of the foundation thereof in August 1994. The total cost of the facility, together with furniture, fixtures, equipment and certain fees and permit costs, was anticipated to be approximately $24.3 million at the time construction commenced, which is in addition to the $3.2 million relating to debris removal and construction of the tele-track facility, as described above. As a result of the passage of time from the cessation of construction, (i) the Company now believes that the total consruction costs, including costs already incurred, may be approximately $32 million in the aggregate and (ii) the Company anticipates that it will continue to utilize the temporary tent facilities and the tele-track facility until late 1997.

Financing for New Facility

Original Financing. At the time construction was halted in September, 1995, construction of the facility was approximately 60% completed. The Company had incurred aggregate construction costs for such facility of approximately $15.2 million as of such time. In the several months immediately following the construction halt, the Company incurred additional construction costs of approximately $600,000 while retainage and other obligations were settled. Insurance proceeds recovered to date and interim financing provided by FNBC, as described herein, have provided the source of funds used in such construction. However, for the reasons described below, further construction work on the project has not been undertaken. As a result, Company currently anticipates that it will continue to utilize the temporary tent facilities and the tele-track facility during the remainder of the current racing season.

As previously reported, the Company, had received and accepted a commitment letter dated February 6, 1995 from FNBC for a non-revolving line of credit to be used as an interim construction loan, convertible to a term loan. The aggregate principal amount of such loan under the terms of such commitment was to have been $17.5 million. The commitment from FNBC provided that the interim construction loan was to have closed on or before March 31, 1995. However, the parties agreed to various extensions of such closing date. FNBC indicated that the principal reason for the delay was FNBC's concern with restrictions on and the possible elimination of video poker gaming in Louisiana. Inasmuch as video poker franchise fees generated by the Company and its tele-tracks were to be used for the repayment of the FNBC loan, in accordance with the franchise fee relief legislation described herein, any change in the video poker gaming laws which restricted or limited video poker as a source of revenue may have had an adverse impact on such source of repayment. Accordingly, final action on the full $17.5 million loan was delayed.

During 1995, FNBC provided the Company with short-term interim construction loans totaling $7.15 million. However, such interim construction advances ceased during the Fall of 1995 primarily due to FNBC's concerns regarding the future of video poker and other forms of gaming in Louisiana. All interim financing was then consolidated under the Loan Agreement between the Company and FNBC.

Pursuant to the Loan Agreement, FNBC agreed to extend credit to the Company up to aggregate principal amount of $9,493,050 (all of which had been previously advanced) until October 31, 1996. The Loan Agreement states that such commitment is not a revolving credit facility, and the commitment is only to make loans up to such aggregate principal amount. Accordingly, FNBC has no obligation under the Loan Agreement to lend additional funds to the Company.

Payment of the principal and interest under the Loan Agreement was made in 10 monthly installments of $52,740 principal plus interest, beginning January 17, 1996, and one final payment of all principal plus accrued interest was to be made on October 31, 1996. As of October 31, 1996, the outstanding principal balance under the Loan Agreement was $7,799,044. The Company reached an understanding with FNBC in October 1996 to extend the term of the Loan Agreement for 90 days. The term of the Loan Agreement was subsequently extended through April 15, 1997.

In connection with the Loan Agreement, the Company made a payment to Louie J. Roussel, III of $1 million of the remaining $2 million principal balance owed to him and agreed that the outstanding principal balance of $1 million would be due and payable on October 31, 1996. Such remaining payment was made by the Company on November 4, 1996, utilizing funds borrowed on a short-term basis from Marie
G. Krantz.

March 1997 Financing Commitment. As described above, the Company was unable during 1995 and 1996 to obtain the full amount of financing originally committed by FNBC, due primarily to the uncertainty regarding the future of video poker as a continuing source of revenue. As a result, no further progress was made on the construction of the Company's new facility during fiscal 1996.

After the favorable results of the November 1996 referendum concerning gaming in Louisiana, the Company and FNBC began discussing possible terms and conditions for new or additional construction and permanent financing. On January 9, 1997, the Company accepted a commitment letter from FNBC providing for additional financing under, and an amendment to certain terms and conditions of, the Loan Agreement. After further discussions, a new commitment letter was accepted on March 13, 1997 (the "March 1997 Commitment"). The March 1997 Commitment provides that the principal amount outstanding under the Loan Agreement will be increased by $6,778,275 for use is completing construction of the Company's new grandstand facility and refinancing the principal balance under the Loan Agreement. It is a condition to the closing of such financing that the $10 million currently being held in escrow be applied toward the repayment of the outstanding principal balance under the Loan Agreement.


Interest on the new FNBC loan, at the rate of 9% per annum, is to be paid semi-monthly, and principal payments of $52,740 are to be made monthly. Such payments of principal and interest are to be first made out of the funds received under the video poker franchise fee relief legislation. Any excess franchise fees relief monies are to be applied as a prepayment of principal. In addition, as required under the video poker franchise fee relief legislation, insurance proceeds received by the Company must also be applied to reduce the principal balance of the loan. The entire principal balance is to be due on June 30, 1999.

The March 1997 Commitment provides that, in addition to the existing security under the Loan Agreement, the loan is to be secured by (i) liquid collateral with a market value of $5.8 million. (ii) a security interest in the video poker franchise fee relief monies; (iii) a pledge by the Company of all proceeds from disputed claims arising out of the December 1993 fire; (iv) an assignment of the Company's contract with the Jazz and Heritage Festival; (v) an assignment of the Company's agreement with Finish Line regarding the operation of its off-track facilities; and (vi) an agreement by the Company not to assign, pledge or otherwise encumber its racing and off-track licenses. The loan also is to be guaranteed by Finish Line.

The March 1997 Commitment also provides for a second loan of $5,221,725 that will be secured by the same collateral that serves the first loan, except that the second loan may not be repaid with funds received by the Company from the video poker franchise fee relief legislation. The second loan is to provide for monthly payments of interest, with the entire principal balance due on October 31, 1998. The closing of the financing under the March 1997 Commitment is to occur on or before April 15, 1997.


The Company believes that, apart from the funds needed to complete construction of the facility, its existing cash and cash from operations will be adequate to fund operations for the balance of the fiscal year. If the financing described above is consummated, the Company believes that it will have sufficient funds to complete the construction of the new grandstand facility. It is currently anticipated that, if the revised financing is consummated, construction will recommence in the Spring of 1997 and that the facility will be completed in the Fall of 1997. If such financing is not consummated, the Company believes that other sources of financing will be available. For the longer term, it is difficult to determine what effect the anticipated change from the temporary tent facilities to the new permanent facility will have on both operating
income and expenses.   While the Company believes that the completion of the
new facility will have a positive effect on attendance and wagering. There can be no assurance of any increases in patronage or handle.

Other Financing

On October 31, 1996, Marie G. Krantz loaned the Company $1,000,000. The loan was payable on demand and bore interest equal to the New York prime rate. The interest rate at October 31, 1996 was 8.25%. This note, together with all accrued interest, were repaid in full in January 1997.

In January 1997, the Company received an advance of $1,000,000 from VSI, which the Company has begun to repay in six equal monthly payments beginning in February 1997.

ITEM 8.  FINANCIAL STATEMENTS

The following financial statements of the Company, including the notes thereto, and the Report of Independent Certified Public Accountants are included herewith:

     Report of Independent Certified Public Accountants

     Balance Sheets, October 31, 1996 and 1995

     Statements of Operations for the Three Years Ended October 31, 1996

     Statements of Changes in Stockholders' Equity for the Three Years Ended October 31, 1996

     Statements of Cash Flows for the Three Years Ended October 31, 1996

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
  and Stockholders of the
  Fair Grounds Corporation


We have audited the accompanying balance sheets of the Fair Grounds Corporation as of October 31, 1996 and 1995, and the related statements of operations, of changes in stockholders' equity, and of cash flows for each of the three years in the period ended October 31, 1996. These financial statements and the supplemental schedules discussed below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 1996, and 1995 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.



January 24, 1997, except for Note 12, as to which the date is March 26, 1997.

                         FAIR GROUNDS CORPORATION
                              BALANCE SHEETS
                                October 31


ASSETS                                 1996                         1995
                                    -----------                 -----------
CURRENT ASSETS
  Cash and cash equivalents         $ 6,264,934                 $ 1,118,590
  Cash and cash
   equivalents - restricted             133,929                     154,909
  Accounts receivable                   866,816                     854,281
  Mutuel settlements                     82,535                     172,385
  Securities available for sale         188,125                     457,900
  Inventory                              84,248                      80,565
  Deferred income taxes                 310,940                      59,940
  Prepaid expenses                      425,983                     557,033
                                    -----------                 -----------
    Total Current Assets              8,357,510                   3,455,603
                                    -----------                 -----------

OTHER ASSETS                            101,684                      71,264
                                    -----------                 -----------

PROPERTY, PLANT AND EQUIPMENT
  Buildings and improvements         13,820,927                  13,881,970
  Construction in progress           15,841,736                  15,207,395
  Land improvements                   4,270,535                   4,270,535
  Temporary facilities                2,686,044                   2,686,044
  Automotive equipment                  824,720                     818,111
  Machinery and equipment               891,630                     789,347
  Furniture and fixtures                171,631                     171,497
                                    -----------                 -----------
    Total                            38,507,223                  37,824,899

  Less: accumulated depreciation
   and amortization                 (15,461,101)                (13,683,393)
                                    -----------                 -----------

  Depreciable property - net         23,046,122                  24,141,506
  Land                                3,286,281                   3,286,281
                                    -----------                 -----------

    Property - net                   26,332,403                  27,427,787
                                    -----------                 -----------

    TOTAL ASSETS                    $34,791,597                 $30,954,654
                                    ===========                 ===========




(Continued)

                         FAIR GROUNDS CORPORATION
                        BALANCE SHEETS (CONTINUED)
                                October 31



LIABILITIES AND STOCKHOLDERS' EQUITY           1996            1995
                                          ------------    ------------
CURRENT LIABILITIES
     Notes payable                        $  9,952,223    $  3,706,143
     Accounts payable                          651,621         897,016
     Construction contract
      payable                                     --         4,864,199
     Accrued liabilities:
      Deferred purses                        6,693,055       5,666,212
      Host track fees                          342,153         270,439
      Uncashed mutuel tickets                  332,016         259,606
      Other                                    348,258         252,528
     Deferred revenues                           6,000          50,149
     Income taxes payable                       50,000            --
                                          ------------    ------------

       Total Current Liabilities            18,375,326      15,966,292
                                          ------------    ------------

DEFERRED INCOME TAXES                        4,525,687       4,020,035
                                          ------------    ------------

       Total Liabilities                    22,901,013      19,986,327
                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES                     --              --
                                          ------------    ------------

STOCKHOLDERS' EQUITY
     Capital stock - no par value;
      authorized 600,000 shares,
      issued and outstanding
      469,940 shares                         1,525,092       1,525,092
     Additional paid-in capital              1,936,702       1,942,350
     Retained earnings                       8,481,440       7,601,742
     Unrealized loss on securities
      available for sale                       (17,125)        (54,884)
                                          ------------    ------------

       Total                                11,926,109      11,014,300

     Less: treasury stock at cost,
          1,360 (1996) and 1,760 (1995)
          shares                               (35,525)        (45,973)
                                          ------------    ------------

       Total Stockholders' Equity           11,890,584      10,968,327
                                          ------------    ------------

       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY             $ 34,791,597    $ 30,954,654
                                          ============    ============


See accompanying notes to financial statements.

                         FAIR GROUNDS CORPORATION
                         STATEMENTS OF OPERATIONS
                      For the Years Ended October 31

                                      1996           1995            1994
                                 ------------    ------------    ------------
   REVENUES
     Pari-mutuel
      commissions                $ 18,944,758    $ 15,766,962    $ 16,236,356
     Breakage                         439,204         355,283         345,219
     Uncashed mutuel tickets          330,754         229,358         299,586
                                 ------------    ------------    ------------

       Total                       19,714,716      16,351,603      16,881,161

     Less: pari-mutuel tax         (2,570,018)     (2,204,735)     (2,425,262)
                                 ------------    ------------    ------------

     Commission income             17,144,698      14,146,868      14,455,899
     Host track fees                4,410,727       3,878,400       2,486,870
                                 ------------    ------------    ------------

       Total Mutuel Income       $ 21,555,425    $ 18,025,268    $ 16,942,769

     Concessions                    1,467,187       1,596,941       1,627,681
     Admissions (net of taxes)        351,569         339,319         458,825
     Parking                           14,967          14,401          36,992
     Video poker                    1,955,551       1,132,127       1,354,792
     Programs and forms             1,474,947       1,317,547       1,462,243
     Miscellaneous                    676,854         605,428         488,269
                                 ------------    ------------    ------------

       Total Operating
         Revenues                $ 27,496,500    $ 23,031,031    $ 22,371,571
                                 ------------    ------------    ------------

   RACING EXPENSES
     Purses                         9,558,545       7,754,856       7,305,469
     Salaries and related
      taxes and benefits            5,092,149       4,895,632       4,960,205
     Contracts and services         2,069,396       1,997,706       2,222,528
     Depreciation                   1,810,257       1,797,256       1,856,388
     Host track fees                2,178,478       1,481,528       1,454,358
     Program paper, forms and
      other supplies                1,545,963       1,250,947       1,392,729
     Utilities                        711,022         580,424         722,795
     Advertising and promotion        781,935         701,860         636,834
     Cost of sales -
      concessions                     541,691         688,965         634,943
     Repairs and maintenance          300,332         317,102         336,781
     Rent                             303,006         271,794         256,923
     Miscellaneous                    497,736         511,590         411,445
                                 ------------    ------------    ------------

       Total Racing
         Expenses                $ 25,390,510    $ 22,249,660    $ 22,191,398
                                 ------------    ------------    ------------

(Continued)

                         FAIR GROUNDS CORPORATION
                   STATEMENTS OF OPERATIONS (CONTINUED)
                      For the Years Ended October 31

                                      1996           1995             1994
                                 ------------    ------------    ------------
   GENERAL AND ADMINISTRATIVE
     EXPENSES
     Salaries and related
      taxes and benefits         $  1,225,683    $  1,287,744    $  1,261,149
     Insurance                        950,882         918,356         900,513
     Property taxes                   395,863         238,570         470,307
     Legal, audit and director
      fees                          1,203,501         973,249         745,893
     Contracts and services           159,521         163,972         154,356
     Office expenses                  303,398         340,923         259,651
     Litigation settlement               --              --          (200,000)
     Miscellaneous                    180,485         221,978         311,301
                                 ------------    ------------    ------------

       Total General and
         Administrative
         Expenses                $  4,419,333    $  4,144,792    $  3,903,170
                                 ------------    ------------    ------------

   LOSS FROM OPERATIONS            (2,313,343)     (3,363,421)     (3,722,997)
                                 ------------    ------------    ------------

   OTHER INCOME (EXPENSE)
     Jazz and Heritage Festi-
      val income - net           $  1,534,971    $  1,153,749    $  1,112,887
     Video poker franchise fee
      relief                        2,888,962         703,488            --
     Insurance settlements               --           618,182            --
     Losses on sale and write-
      down of partnership
      investments                        --              --          (604,363)
     Interest expense                (791,566)        (12,318)       (284,926)
     Interest income                   31,990          95,825         179,376
     Short-term loan closing
      costs                          (159,702)           --
     Unrealized loss on
      securities                         --              --          (104,000)
     Equity in earnings from
      unconsolidated invest-
      ments in affiliates                --              --            59,849
     Gain (Loss) on sale of
      property, plant and
      equipment                        20,362            --            (4,119)
     Loss on sale of securities
      available for sale              (37,080)        (10,282)        (34,077)
                                 ------------    ------------    ------------

      Total Other Income         $  3,487,937    $  2,446,845    $    320,627
                                 ------------    ------------    ------------

(Continued)

                         FAIR GROUNDS CORPORATION
                   STATEMENTS OF OPERATIONS (CONTINUED)
                      For the Years Ended October 31


                                      1996           1995            1994
                                 ------------    ------------    ------------
   INCOME (LOSS) BEFORE
     INCOME TAXES,
     EXTRAORDINARY ITEM, AND
     CUMULATIVE EFFECT OF
     CHANGES IN ACCOUNTING
     PRINCIPLES                  $  1,174,594    $   (916,576)   $ (3,402,370)

   PROVISION (BENEFIT)
     FOR INCOME TAXES                 294,896        (300,460)     (1,878,635)

   INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF
     CHANGES IN ACCOUNTING
     PRINCIPLES                       879,698        (616,116)     (1,523,735)

   EXTRAORDINARY ITEM -
     GAIN FROM FIRE (net
     of $5,363,801 of related
     income taxes in 1994)               --              --         9,312,758

   CUMULATIVE EFFECT OF CHANGES
     IN ACCOUNTING FOR INVEST-
     MENTS IN 1995 AND
     INCOME TAXES IN 1994                --           104,000         (75,094)
                                 ------------    ------------    ------------

   NET INCOME (LOSS)             $    879,698    $   (512,116)   $  7,713,929
                                 ============    ============    ============




(Continued)

                         FAIR GROUNDS CORPORATION
                   STATEMENTS OF OPERATIONS (CONTINUED)
                      For the Years Ended October 31



                                         1996         1995        1994
                                        -------     --------     -------
   PER SHARE OF COMMON STOCK:

     INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEM
      AND CUMULATIVE EFFECT
      OF CHANGES IN ACCOUNTING
      PRINCIPLES                        $ 1.87      $  (1.32)    $ (3.25)

     EXTRAORDINARY ITEM,
      NET OF INCOME TAXES                  -            -          19.89

     CUMULATIVE EFFECT OF
      CHANGES IN ACCOUNTING
      PRINCIPLES                        $  -             .23        (.16)
                                        -------     --------     -------

     NET INCOME (LOSS)
      PER SHARE                         $  1.87     $  (1.09)    $ 16.48
                                        =======     ========     =======


















See accompanying notes to financial statements.

                           FAIR GROUNDS CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        For the Years Ended October 31

                                                                              Unrealized
                                                                              Loss On
                                             Additional                       Securities                      Total
                                Capital       Paid-In         Retained         Available       Treasury     Stockholders'
                                 Stock        Capital         Earnings        For Sale           Stock        Equity
                             ------------   ------------    ------------    ------------    ------------   ------------
Balance, October 31, 1993
     (unaudited)             $  1,525,092   $  1,942,350    $    399,929    $       --      $    (45,973)  $  3,821,398

     Net income                      --             --         7,713,929            --              --        7,713,929
                             ------------   ------------    ------------    ------------    ------------   ------------

Balance, October 31, 1994       1,525,092      1,942,350       8,113,858            --           (45,973)    11,535,327

     Net loss                        --             --          (512,116)           --              --         (512,116)

     Unrealized loss on
      securities available
      for sale                       --             --              --           (54,884)           --          (54,884)
                             ------------   ------------    ------------    ------------    ------------   ------------

Balance, October 31, 1995    $  1,525,092   $  1,942,350    $  7,601,742    $    (54,884)   $    (45,973)  $ 10,968,327


Net income                           --             --           879,698            --              --          879,698

Change in unrealized loss
on securities available
for sale                             --             --              --            37,759            --           37,759

Loss on sale of treasury
stock                              (5,648)          --              --              --              --            --

Treasury stock sold
(400) shares                         --             --              --              --            10,448         10,448
                             ------------   ------------    ------------    ------------    ------------   ------------
Balance, October 31, 1996    $  1,525,092   $  1,936,702    $  8,481,440    $    (17,125)   $    (35,525)  $ 11,890,584
                             ============   ============    ============    ============    ============   ============



See accompanying notes to financial statements.

                         FAIR GROUNDS CORPORATION
                         STATEMENTS OF CASH FLOWS
                      For the Years Ended October 31



                                          1996          1995          1994
                                        ---------    ----------    -----------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income (loss)                    $  879,698    $ (512,116)   $ 7,713,929

  Adjustments to reconcile
   net income (loss) to net
   cash provided by (used for)
   operating activities:
    Extraordinary item -
     gain from fire                           -             -       (9,312,758)
    Depreciation                        1,810,257     1,797,256      1,856,388
    (Gain) loss on sale
     of property                          (20,363)          -            4,119
    Equity in earnings
     from unconsolidated
     investments in
     affiliates                               -             -          (59,849)
    Provision for deferred
     income taxes                         244,896      (218,851)    (1,312,346)
    Loss on sale and write-
     down of partnership                      -             -          604,363
    Unrealized loss on
     marketable securities                    -             -          104,000
    Charge for cumulative
     effect of changes in
     accounting for income
     taxes and investment
     securities                               -        (104,000)        75,094
    Loss on sale of investment
     securities                            37,077        10,282         34,077
    Loss on advance to
     affiliate                                -             -            7,500
    Litigation settlement                     -             -         (200,000)
    Change in assets and
     liabilities:
     (Increase) decrease in:
      Accounts receivable                  91,871      (328,198)        (2,617)
      Insurance proceeds
       receivable                             -         487,341            -
      Inventory                            (3,683)       (6,707)        55,392
      Refundable income taxes                 -         566,289       (504,810)
      Prepaid expenses                    131,050      (196,646)        41,172
      Cash and cash equivalents-
       restricted                          20,980      (154,909)           -


(Continued)

                       FAIR GROUNDS CORPORATION
                 STATEMENTS OF CASH FLOWS (CONTINUED)
                    For the Years Ended October 31


                                       1996           1995         1994
                                    ----------   -----------     ----------
     Increase (decrease) in:
      Accounts payable and
       accrued liabilities              (5,541)    3,582,759       (476,787)
      Deferred purses                1,026,843       165,727        496,343
      Deferred revenues                (44,149)       (3,431)       (93,129)
      Income taxes payable              50,000           -              -
      Minority interest                    -             -          (73,859)
                                    ----------   -----------     ----------

       Total Adjustments             3,339,238     5,596,912     (8,757,707)
                                    ----------   -----------     ----------

     Net cash provided by
      (used for) operating
      activities                     4,218,936     5,084,796     (1,043,778)
                                    ----------   -----------     ----------

CASH FLOWS FROM
  INVESTING ACTIVITIES
    Capital expenditures            (5,650,671)  (14,625,149)    (8,130,250)
    Proceeds from insurance
     claims                                -             -       18,838,556
    Payments to third parties
     on insurance claims                   -             -         (145,052)
    Proceeds from sale of
     equity investments
     in affiliates                         -             -          535,000
    Investment proceeds paid
     to affiliate                          -             -         (214,000)
    Purchase of securities
     available for sale                    -        (763,872)    (1,445,287)
    Proceeds from sale of
     securities available
     for sale                          270,454     1,714,052      1,860,983
    Repayments on loans to
     affiliates                            -             -            2,802
    Deposits                           (30,420)      (36,690)        (2,089)
    Proceeds from sale of
     property                           91,964           -              -
                                    ----------   -----------     ----------

     Net cash provided by
      (used for) investing
      activities                    (5,318,673)  (13,711,659)    11,300,663
                                    ----------   -----------     ----------




(Continued)

                       FAIR GROUNDS CORPORATION
                 STATEMENTS OF CASH FLOWS (CONTINUED)
                    For the Years Ended October 31


                                         1996           1995          1994
                                       ----------    ----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term
   borrowings                          10,307,260     3,533,443      1,000,000
  Video poker franchise fee
   relief payments                     (2,888,962)     (703,488)           -
  Principal repayments
   of short-term borrowings            (1,172,217)   (1,123,812)    (1,000,000)
  Principal repayments of
   long-term borrowings                       -             -       (5,000,000)
                                      -----------    ----------   ------------

    Net cash provided by
     (used for) financing
     activities                         6,246,081     1,706,143     (5,000,000)
                                      -----------    ----------   ------------


NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS              5,146,344    (6,920,720)     5,256,885

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                   1,118,590     8,039,310      2,782,425
                                      -----------    ----------   ------------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                       $ 6,264,934    $1,118,590   $  8,039,310
                                      ===========    ==========   ============













See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company conducts a live fall/spring race meeting for thoroughbred horses and participates in inter-track wagering as a host track and as a receiving track. In addition, the Company currently operates five off-track betting facilities located in Southeast Louisiana, as well as a tele-track facility located at the Fair Grounds Race Course.

Uninsured Cash Deposits

As of October 31, 1996 and 1995, the Company had deposits in various financial institutions in the aggregate of $7,195,692 and $1,718,335, respectively. Such deposits exceeded insured limits as of October 31, 1996 and 1995 by $1,850,588 and $1,206,763, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Cash and Cash Equivalents - Restricted

As of October 31, 1996, restricted assets totalled $133,929 which included cash of approximately $24,000 restricted to pay certain future loan related costs in accordance with the terms of the bank financing obtained in fiscal 1995, and a certificate of deposit of approximately $110,000 pledged as a security deposit for the Company's worker's compensation program. As of October 31, 1995, such restricted assets totalled $154,909.

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

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.

Deferred Revenues

Promotional fees received by the Company are deferred and recognized as income over the following racing meet.

Securities Available for Sale

Effective November 1, 1994, the Company adopted a new accounting standard for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This accounting standard requires the Company to classify its securities as held to maturity, available for sale, or trading. The Company has classified all of its securities as available for sale and accounts for them at fair value with the unrealized gain or loss shown as a separate component of stockholders' equity. The effect of this accounting change is applied prospectively; therefore, there is no restatement of prior year amounts. Prior to November 1, 1994, the Company accounted for investment securities in accordance with SFAS No. 12, and, accordingly, investment securities were carried at the lower of aggregate cost or market. The Company has reported the cumulative effect of the change in its method of accounting for investment securities of $104,000 in its Statement of Operations for the year ended October 31, 1995. The Company records realized gains and losses on investment securities as they are sold, using the specific identification method.

Fair Value Disclosures

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instruments", effective December 31, 1995, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The following methods and assumptions

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

were used in estimating the fair value disclosures for financial instruments.

 Cash and Cash Equivalents - The carrying amount for cash and cash equivalents at October 31, 1996 approximates fair value.

 Investment Securities - The fair value of stocks and bonds is quoted market price. At October 31, 1996, all of the Company's investment securities are classified as available for sale and are carried on the balance sheet at their quoted market price.

 Notes Payable - The fair value of demand notes is the amount payable on demand at the balance sheet date. The fair value of debt that is not payable on demand is estimated by discounting the future cash flows using the market rates offered as of October 31, 1996 for similar debt with the same remaining maturities. The fair value of the Company's notes payable approximated the amounts recorded in the balance sheet at October 31, 1996.

Uncashed Mutuel Tickets

Holders of uncashed winning pari-mutuel tickets have until 90 days after the end of a given race meet to cash their winning tickets. Tickets that expire become revenues of the Company, up to a maximum of $250,000 per race meet. Uncashed pari-mutuel tickets exceeding $250,000 per race meet are remitted to the State of Louisiana.

Income Taxes

Effective November 1, 1993, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has reported the cumulative effect of the change in its method of accounting for income taxes of approximately $75,000 in its Statement of Operations for the year ended October 31, 1994.

Deferred Purses

Deferred purses include those amounts required by Louisiana law to be withheld from commissions earned by an off-track betting licensee and paid as purse supplements during the licensee's succeeding live racing meet.

Net Income (Loss) Per Share

Net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Per share amounts were determined using 468,580 common shares outstanding for fiscal 1996 and 468,180 common shares outstanding for fiscal 1995 and 1994.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

NOTE 2 - EXTRAORDINARY ITEM - DECEMBER 17, 1993 FIRE

On December 17, 1993, a fire destroyed the grandstand and clubhouse areas at the Fair Grounds Race Course. The net book value of assets destroyed in the fire was approximately $4.5 million. The Company believes that its property and casualty insurance policies provide coverage in the aggregate amount of approximately $34.2 million for buildings, contents, fixtures, equipment, items of personal property, loss of income from operations ("business interruption"), and loss of works of art. The Company has submitted claims to its insurance carriers and through October 31, 1996 had recovered an aggregate of $19,478,790, of which the Company has paid approximately $298,000 to certain third parties as a result of claims filed for property owned by them and destroyed by the fire. The Company has filed a civil action against one of its insurance carriers in an attempt to recover an additional approximate $14.7 million. Also see Note 12 - "Subsequent Events" regarding additional insurance settlements subsequent to October 31, 1996.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994

NOTE 2 - EXTRAORDINARY ITEM - DECEMBER 17, 1993 FIRE (CONTINUED)

The Company and its tele-tracks were forced to cease operations for ten racing days in fiscal 1994 as a result of the fire until temporary facilities could be built. Temporary facilities were built at an aggregate cost of $2.7 million. The Company reopened its tele-track facilities on December 29, 1993 and resumed live racing operations on January 5, 1994.

As a result of the fire and the recovery of insurance proceeds, the Company recorded for the fiscal year ended October 31, 1994, an extraordinary gain of $9.3 million, net of related income taxes of $5.4 million. The extraordinary gain is equal to insurance proceeds, which includes $1,500,000 of business interruption insurance proceeds, in excess of the $4.5 million net book value of the destroyed property, plant and equipment.

NOTE 3 - STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

Cash was paid during the following fiscal years for:

                                       1996         1995         1994
                                     --------     --------     --------
     Interest                        $802,797     $245,296     $312,121
                                     ========     ========     ========

The 1995 cash paid for interest includes capitalized interest of $232,979, which is included in Construction in Progress. The Company halted construction of its facilities in September 1995, as a result, in accordance with generally accepted accounting principles, no construction interest was capitalized in fiscal 1996.

There were no noncash investing or financing activities for fiscal years ended October 31, 1996, 1995, and 1994.

NOTE 4 - SECURITIES AVAILABLE FOR SALE

At October 31, 1996 and 1995, securities were classified as available for sale and consisted of the following:

                                      1996          1996        Gross
                                    Amortized      Market     Unrealized
                                      Cost         Value        Loss
                                    ---------     --------    ----------
Preferred and common stocks          $205,250     $188,125    $  (17,125)
                                     ========     ========    ==========

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994


NOTE 4 - SECURITIES AVAILABLE FOR SALE (CONTINUED)

                                      1995          1995      Gross
                                    Amortized      Market   Unrealized
                                      Cost         Value       Loss
                                     --------     --------    --------
Preferred and common stocks          $303,534     $269,900    $(33,634)

Municipal bond funds                  209,250      188,000     (21,250)
                                     --------     --------    --------

                                     $512,784     $457,900    $(54,884)
                                     ========     ========    ========


During fiscal years ending October 31, 1996 and 1995, proceeds from sales of securities available for sale were $269,949 and $1,714,052 respectively, and gross realized losses from such sales were $37,080 and $10,282, respectively.


NOTE 5 - NOTES PAYABLE

                                                         October 31
                                               ---------------------------
                                                   1996           1995
                                               -----------   -------------
Louie J. Roussel, III;
  (Assignment by Victory Life
  Insurance Company in 1996);
  Demand note, variable based on
  the prime interest rate, 8.25% at
  October 31, 1996, secured by a
  first mortgage note on certain
  property.                                    $   500,000   $ 1,500,000

Louie J. Roussel, III;
  Demand note, variable based on
  the prime interest rate,
  8.25% at October 31, 1996,
  secured by a first mortgage note
  on certain property.                             500,000       500,000

Marie G. Krantz; Demand note,
  variable based on the prime
  interest rate, 8.25% at
  October 31, 1996.                              1,000,000           -

First National Bank of Commerce
  ("FNBC"); Note, interest at
  9% secured by a second mortgage
  note on certain property, and
  342,584 common shares of the
  Company owned in the aggregate
  by the Krantzes and

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994


NOTE 5 - NOTES PAYABLE (CONTINUED)

  Jefferson Downs Corporation, due
  October 31, 1996.                              7,799,044     1,494,477

INAC Corp.; Installment note -
  insurance premium financing;
  interest at 7%, due October
  1997.                                            153,179       211,666
                                               -----------   -----------
                                               $ 9,952,223   $ 3,706,143
                                               ===========   ===========

FNBC has provided short-term loans to the Company for construction costs relating to the rebuilding of the grandstand and clubhouse facilities. As a result of these loans, the Company is eligible to receive the benefit of the video poker franchise fee exemption which was signed into law in 1994 under the Video Poker Emergency Relief Act. During fiscal 1996 and 1995, the Company recognized $2,888,962 and $703,488, respectively, in video poker franchise fee relief pertaining to the exemption. These monies were applied to the FNBC loan and related interest.

See Note 12 regarding subsequent events affecting notes payable.


NOTE 6 - INCOME TAXES

As discussed in Note 1, effective November 1, 1993, the Company adopted SFAS No.
109. The cumulative effect of the adoption of SFAS No. 109 of $75,094, as determined as of November 1, 1993, is included as a reduction of income in the accompanying fiscal year 1994 Statement of Operations.

The components of the income tax provision (benefit) are as follows:

                                                 October 31
                                   ----------------------------------------
                                      1996          1995           1994
                                   ----------   -----------    ------------
Current:
  Federal                          $   50,000   $       -      $  (469,048)
  State                                -                -          (97,241)
                                   ----------   -----------    -----------
     Total                             50,000           -         (566,289)

Deferred                              244,896      (300,460)    (1,312,346)
                                   ----------   -----------    -----------
     Total                         $  294,896   $  (300,460)   $(1,878,635)
                                   ==========   ===========    ===========


For the fiscal years ended October 31, 1996 and 1995, the tax effects of temporary differences that gave rise to significant

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994

NOTE 6 - INCOME TAXES (CONTINUED)

portions of the deferred tax assets and deferred tax liabilities are presented below along with a summary of activity in the valuation allowance.

                                                        October 31
                                                ----------------------------
                                                    1996            1995
                                                ------------   -------------
Current deferred tax assets:
  General liability insurance                   $    59,940    $    59,940
  Net operating loss carryforwards                  251,000            -
                                                -----------    -----------
     Total current deferred tax
        assets                                      310,940         59,940
                                                ===========    ===========

 Non-current deferred tax assets:
  Property                                      $   392,241     $  118,787
  Net operating loss carryforward                       -          765,122
  Capital loss carryforward                             -           24,110
                                                -----------    -----------
     Total non-current deferred
        tax assets                                  392,241        908,019
Non-current deferred tax liability
  Deferred tax gain on fire                      (4,917,928)    (4,808,801)
                                                -----------    -----------
Net non-current deferred
  tax liability                                 $(4,525,687)   $(3,900,782)
                                                ===========    ===========

Valuation allowance
  Beginning of year                             $   119,253    $   107,187
Change
  during the year                                  (119,253)        12,066)
                                                -----------    -----------
Valuation allowance,
  end of year                                           -          119,253
                                                ===========    ===========

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994

NOTE 6 - INCOME TAXES (CONTINUED)

A reconciliation of the provision (benefit) for taxes on income at the Company's federal statutory income tax rate to the tax provision (benefit) for financial reporting purposes for fiscal years ending October 31, 1996, 1995 and 1994 is as follows:

                                                 October 31
                                   ---------------------------------------
                                      1996          1995           1994
                                   ----------   -----------     ----------
Expected tax provision
   (benefit)                       $  399,362   $  (276,276)   $(1,156,806)
State income taxes                     35,238       (24,377)      (102,071)
Change in valuation
   allowance                         (119,253)       12,066       (764,903)
Additional realizable
   carryback credits                      -         (81,609)           -
Additional realizable
   carryforward net
   operating losses                       -         (89,620)           -
Current statutory rate
   in excess of effective
   carryback rate                         -             -           74,850
Other                                 (20,451)      159,356         70,295
                                   ----------   -----------     ----------
Actual tax provision
   (benefit)                       $  294,896   $  (300,460)    $1,878,635
                                   ==========   ===========     ==========

As of October 31, 1996, the Company has a net operating loss carryforward of approximately $678,000 which, if unused, begins to expire in 2009.

SFAS 109 requires an evaluation of the future realization of a tax benefit of existing deductible temporary differences or a net operating loss carryforward. This realization ultimately depends on sufficient taxable income of the appropriate character, including reversals of existing taxable temporary differences.

In future years, the Company will have reversals of taxable temporary differences or taxable income that will offset the net operating loss carryforwards of approximately $678,000, therefore, no valuation allowance is considered necessary at October 31, 1996.

As of October 31, 1996, the Company has recorded a deferred tax liability of $4,917,928 as a result of the deferred gain on the fire for income tax purposes. The Company intends to reinvest all fire insurance proceeds into its new facilities within the allowable two year replacement period, but due to the halting of construction in September 1995, the Company has requested an extension of the replacement period. Once constructed, the Company will have a difference between the book and tax basis of such

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994

NOTE 6 - INCOME TAXES (CONTINUED)

facilities. This taxable difference will reverse with the scheduled depreciation of such assets.

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


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Fire Related Litigation

The Company is a party to a number of legal proceedings which have arisen as a result of the December 1993 fire or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire-related proceedings:

1. On May 14, 1994, the Company filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers"), and others. The Company contends that the insurance policy provided by Travelers provides the Company with blanket coverage in the amount of $24.2 million in excess of the $10 million of underlying coverage. Accordingly, the Company maintains that Travelers is liable for the difference between $24.2 million and the approximately $9.5 million already paid plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contends the insurance agent and the insurance broker who arranged for the insurance are liable to the Company for any damages sustained including any damages sustained because the amount of coverage is less than that claimed by the Company. Travelers' position is that the excess policy did not provide blanket coverage, and that its liability under such policy is limited to the amount which is already paid.

         As also discussed in Note 12, immediately prior to the start of trial in November 1996, the Company entered into a joint settlement with the insurance agent and broker pursuant to which the insurance agent and broker agreed to pay a total of $10,000,000 to the Company. The settlement agreement includes a "Mary Carter" provision whereby the insurance agent and broker are entitled to share in any recovery that the Company may eventually obtain from Travelers. Also prior to the start of trial, the trial judge denied a motion for partial summary judgment filed by Travelers on the

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         grounds that the motion involved contested issues of fact. Travelers had asked the trial court to find that its policy was a scheduled policy and that it had already paid all scheduled amounts. Travelers subsequently obtained a postponement of the trial in order to appeal the court's denial of its motion for summary judgment. The court of appeals denied the appeal finding no error in the trial court's ruling. The matter has been remanded to the trial court, which has rescheduled the case for trial in June 1997.

2. In December 1994, the Company filed an action in the Civil District Court for the Parish of Orleans, State of Louisiana against ADT Security Systems, the company which provided and maintained the fire alarm system at the race track, and other defendants. The complaint seeks unspecified damages, not otherwise compensated for by insurance, that were allegedly caused by the negligence of one or more of the defendants. The Company's three fire insurers and a fourth insurance company, which insured the operator of the video poker machines, intervened in the suit asserting subrogation claims against the same defendants.

         In late 1996, the Company and the three insurance companies entered into settlements with certain defendants, specifically the manufacturer of a lighting ballast and an architect. After division of the settlement proceeds among the Company and the three insurance companies and the payment of various litigation expenses, the Company received approximately $268,000.

         The remainder of the case was tried before a jury commencing in March 1997. See Note 12-- "Subsequent Events" for additional information regarding such litigation.

3. The Company is a defendant, along with its general liability insurance carrier, United National Insurance Company ("United National"), in a civil action filed in December 1994 in the United States District Court for the Eastern District of Louisiana by St. Paul Mercury Insurance Company ("St. Paul"), the insurer of the computerized betting equipment at the race track. St. Paul alleges that it is subrogated to its insured's rights to collect damages and that it has paid approximately $1,175,000 to its insured for the loss of equipment in the fire.

         Subsequently, United National filed a declaratory judgment action against the Company, wherein it sought to deny coverage for St. Paul's subrogation claim. The Company filed a counterclaim against United National, seeking coverage for

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         the St. Paul claim as well as payment for various other fire-related claims previously denied by United National. This action was consolidated for trial with the suit filed by St. Paul against the Company.

         Both United National and the Company moved for summary judgment on the question of whether the exclusions relied on by United National to deny coverage for the various claims applied or not. In 1996, the District Court ruled that the policy exclusions relied upon by United National did not apply to the claim asserted by St. Paul and to claims made by various jockeys and valets that were previously paid by the Company. United National subsequently appealed this decision to the United States Fifth Circuit Court of Appeals.

         The United National policy has a $1,000,000 limit. However, the Company has placed its excess liability insurer on notice.

         The St. Paul proceeding is scheduled for trial in May 1997. The effect of United National's appeal on the consolidation of the two proceedings and the May 1997 trial date is unknown at present.

As to the pending matters described above, there can be no assurance that the Company ultimately will be successful in any of its claims or defenses. Accordingly, no assurance can be given that additional recoveries of insurance proceeds, if any, will reimburse the Company adequately for the loss or destruction of its property in the fire.

Other Litigation

In 1996, a suit was filed in U.S. District Court in Baton Rouge by Livingston Downs Racing Association ("Livingston") naming the Company and other defendants in an antitrust suit. Management of the Company believes the action is without merit. Livingston had previously filed a series of other legal actions against the Company which were resolved in the Company's favor.

A suit was also filed in 1996 by Livingston against the Company and the State of Louisiana seeking a judgment that the State off-track betting law is unconstitutional. The trial court ruled in the plaintiffs' favor. The case is currently on appeal with the Louisiana Supreme Court. The Company believes it has no monetary exposure in this suit.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

A suit was filed in 1996 by the Louisiana Horseman's Benevolent and Protective Association ("HBPA") against the Company, the State of

Louisiana, and all other pari-mutuel wagering facilities operating in Louisiana. The HBPA is seeking a larger portion of video poker proceeds based upon their interpretation of the current law. The Company currently is recording the video poker proceeds in accordance with the guidelines established by the Louisiana State Police Gaming Division which regulates compliance with the State video poker law. The Company does not believe it will have any monetary exposure as a result of this suit.

Except as described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

The Company was notified by the Department of Labor in 1996 of an alleged underpayment of overtime wages to certain employees. There has yet to be a determination of the amount, if any, that would be due from the Company if it were found to owe such back wages. The Company currently believes the dispute will be resolved in its favor.

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

As of October 31, 1996, construction of the facility is approximately 60% completed, and the Company has incurred construction costs of approximately $15.8 million. Insurance proceeds recovered to date and bank financing provided the source of funds used in such construction. However, for the reasons described below, further construction work on the project has been halted. It is currently estimated that the cost to complete the project, which includes the cost of the already completed tele-track facility, will be approximately $32 million.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Construction Financing

As previously reported, the Company received and accepted a commitment letter dated February 6, 1995 from FNBC for a non-revolving line of credit to be used as an interim construction loan, convertible to a term loan. The aggregate principal amount of such loan under the terms of such commitment was to have been $17.5 million. The commitment from FNBC provided that the interim construction loan was to have closed on or before March 31, 1995. However, the parties agreed to various extensions of such closing date. FNBC indicated that the principal reason for the delay was FNBC's concern with restrictions on and the possible elimination of video poker gaming in Louisiana. Inasmuch as video poker franchise fees generated by the Company and its tele-tracks were to be used for the repayment of the FNBC loan, in accordance with the franchise fee relief legislation granted to the Company, any changes in the video poker gaming laws which restricts or limits video poker as a source of revenue may have an adverse impact on such source of repayment. Accordingly, final action on the full $17.5 million loan was delayed by FNBC.

During 1995, FNBC provided the Company with short-term interim construction loans of $2.15 million on July 17, 1995, $4 million on November 7, 1995, and $1 million on November 30, 1995. However, such interim construction advances ceased during the Fall of 1995, primarily due to FNBC's concerns regarding the future of the video poker gaming law in Louisiana. All of such financing was then consolidated in a Loan Agreement dated December 18, 1995 between the Company and FNBC, pursuant to which the Company borrowed an aggregate amount of $9,493,050, which represented amounts loaned to the Company less repayments provided by video poker franchise fees as of that date, and utilized a portion of such funds to repay the principal amount of prior FNBC loans that was outstanding on December 18, 1995. The remaining amount borrowed was utilized to pay construction costs.

As further described in Note 12, the Company has received a commitment letter from FNBC dated March 13, 1997 providing for additional financing, and an amendment to certain terms and conditions of the FNBC Loan Agreement dated December 18, 1995.

NOTE 8 - RELATED PARTY TRANSACTIONS

In April 1996, Bryan G. Krantz, President and General Manager, purchased all 339,604 common shares of the Company previously owned by the Masoni Trust for an aggregate consideration of $9,984,358. A promissory note was executed by Bryan
G. Krantz in favor of the Trust for $9,984,358 with interest at 5.76% per year. The note is

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

due in April 2005 and cannot be prepaid in whole or in part. The note is secured by a Stock Pledge Agreement executed by Bryan G. Krantz and Marie G. Krantz, in her capacity as Voting Trustee under a Voting Trust Agreement, in favor of the Trust. The Stock Pledge Agreement is subordinate to the Pledge Agreements executed in favor of FNBC.

Marie G. Krantz, Chairman of the Board of Directors and Treasurer of the Company, has voting control over 339,604 shares of common stock of the Company (72.27% of the outstanding common stock of the Company) owned by Bryan G. Krantz.

Marie G. Krantz and Bryan G. Krantz together are the beneficial owners of 100% of the outstanding shares of Jefferson Downs Corporation.

On October 31, 1996, Marie G. Krantz loaned the Company $1 million payable on demand at the prime interest rate, which was 8.25% at October 31, 1996. Such loan, together with interest, was repaid in January 1997.

In August 1992, the Company entered into a Management Agreement with Finish Line Management Corporation ("Finish Line"), which is beneficially owned by Marie G. Krantz and Bryan G. Krantz, to operate five tele-track facilities previously operated by Jefferson Downs for a period of ten years, commencing November 1, 1992, with the option granted to Finish Line to extend the term of the Management Agreement for two additional five year periods. The Management Agreement provides that Finish Line is to have the exclusive responsibility for the direction, supervision, management and operation of such facilities, is to collect all monies from such operation and is to pay all expenses in connection therewith. The Company is to receive a monthly payment of 0.1% of the gross pari-mutuel handle at such facilities plus purse supplements, and Finish Line is to receive monthly compensation equal to the difference between the gross receipts collected at such facilities less all expenses (including the payment to the Company described herein) paid by Finish Line. In addition, Finish Line is to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company. During the fiscal years ended October 31, 1996, 1995 and 1994, the Company received $88,835, $67,593 and
$87,788, respectively, from Finish Line in accordance with the Management Agreement.

Accounts receivable (payable) from Finish Line were $(88,227) and $237,632 at October 31, 1996 and 1995, respectively.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

The following table reflects the host track fees and purse supplement receipts from Finish Line for the fiscal years ended October 31, 1996, 1995, and 1994.

                                            Received by the Company
                                            and Paid by Finish Line
                                         for the Years Ended October 31
                                      ------------------------------------
                                         1996        1995          1994
                                      ----------  ----------    ----------
  Host track fees                     $  363,275  $  520,267    $  483,294
                                      ==========  ==========    ==========
  Purse supplement
   receipts                           $4,337,179  $3,861,674    $3,619,292
                                      ==========  ==========    ==========


Marie G. Krantz and Bryan G. Krantz are each 50% owners of Continental Advertising, Inc. ("Continental"). During fiscal years ended October 31, 1996, 1995 and 1994, the Company made advances to Continental of $341,000, $462,321 and $394,000, respectively, for advertising services rendered by Continental. As of October 31, 1996 and 1995, the Company was due and included in accounts receivable $64,800 and $28,575 from Continental, respectively.

In February 1992, the Company, Jefferson Downs and Finish Line entered into an agreement with Video Services, Inc. ("VSI"), whereby VSI was granted the exclusive right and license by the Company to install, maintain and operate video draw poker devices at the Fair Grounds Race Course, Jefferson Downs Race Course and at the tele-tracks then operated by the Company, Jefferson Downs and Finish Line. Such agreement is for an initial term of five years, with an option by VSI to extend the term for an additional five years, which option has been exercised. The agreement provides that the Company is to receive a percentage of the revenues from the operation of the devices installed at the Company's facilities (not including the facilities operated for the Company by Finish
Line). Such percentage is to be calculated on the basis of the average amount collected daily from each device during each month, after the payment of prizes, taxes and fees. One-half of the net revenues from such devices, after deduction of certain amounts, are required by state statute to be paid as purse supplements during the live racing meet. In addition, this agreement entitles the Company and Finish Line to share in a $270,000 annual promotional fee paid by VSI. In fiscal 1996, 1995 and 1994, upon agreement of the Company and Finish Line, the Company received the total promotional fee of $270,000. Of this amount, $135,000 was set aside each year as purse supplements to be paid during the upcoming racing season.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

The video poker draw devices which have been installed and are to be installed by VSI remain the property of VSI. As of October 31, 1996, 1995 and 1994, there were a total of 234, 250, and 182 devices, respectively, in operation at all of the Company's facilities. In addition, there were a total of 419, 449 and 508 devices in operation at the Finish Line facilities as of October 31, 1996, 1995 and 1994, respectively.

Gross video poker revenues and related purse supplements for the years ended October 31, 1996, 1995, and 1994 are as follows:

                                           1996         1995        1994
                                       ----------   ----------  ----------
Gross video poker revenue              $1,955,551   $1,132,127  $1,354,792
                                       ==========   ==========  ==========

Purse supplements                      $  821,973   $  433,443  $  540,258
                                       ==========   ==========  ==========

NOTE 9 - LEASES

The Company has various operating leases for the use of buildings and parking facilities to operate off-track betting facilities in Louisiana. The location, lease terms, and monthly payments are as follows:



================================================================================
    Location                       Lease Term                Monthly Payment
--------------------------------------------------------------------------------
 St. Bernard Parish,               January 1, 1995 to
 Louisiana                         January 31, 1999               $ 6,000
--------------------------------------------------------------------------------
 LaPlace, Louisiana                February 1, 1996 to
                                   January 31, 1997               $ 4,166
--------------------------------------------------------------------------------
 Bourbon Street -                  March 15, 1991 to
 New Orleans,                      March 14, 1999                 $10,000
 Louisiana
--------------------------------------------------------------------------------
 Thibodaux,                        May 1, 1996 to
 Louisiana                         April 30, 1997                 $ 2,300
--------------------------------------------------------------------------------
 Metairie,                         August 1, 1995 to
 Louisiana                         January 31, 1996               $ 8,200
                                   February 1, 1996 to
                                   January 31, 1997               $ 8,500
================================================================================

The tele-tracks formerly licensed to Jefferson Downs and now licensed to the Company are also leased; however, as described

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994

NOTE 9 - LEASES (CONTINUED)

herein, Finish Line has agreed to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company.

In December 1993, the Company entered into a three year lease on the modular buildings that house the executive, administrative, and operations personnel and the totalisator equipment being used by the Company. Rent expense relating to this lease for the years ended October 31, 1996, 1995 and 1994 was approximately $72,000, $71,000 and $49,000, respectively.

Future obligations over the primary lease terms, not including renewal periods, of the Company's long-term leases (other than the leases assigned by Jefferson Downs to the Company) as of October 31, 1996 are as follows:

              Year Ending
              October 31
              ----------
                1997                           $  255,666
                1998                              192,000
                1999                               63,000
                Thereafter                            -
                                               ----------
                Total                          $  510,666
                                               ==========

The Company has entered into an agreement with Autotote Limited whereby Autotote Limited is to provide wagering services for the Company until November 1997, including all computer and other related services to carry out the totalisator function for the Company. The Company has agreed to pay Autotote Limited 0.0045% of the total on-track pari-mutuel handle of the Company, plus fixed equipment rental fees for its off-track betting facilities. The minimum to be paid to Autotote Limited for each year of the agreement is $200,000. No estimates of future obligations under this agreement have been included in the above table. For the fiscal years ended October 31, 1996, 1995, and 1994, the Company incurred $200,000 in minimum rental fees and $575,390, $503,175 and $346,383, respectively, in equipment and contingent rental fees in connection with its agreement with Autotote Limited. Such rental fees were recorded as racing expenses - contracts and services.

NOTE 10 - STOCK OPTIONS

The Company has a stock option plan where all incentive stock options granted under the Plan are intended to qualify as incentive stock options under Section 422(b) of the Internal Revenue Code. Under the Plan, the option price per share must be at least equal

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994

NOTE 10 - STOCK OPTIONS (CONTINUED)

to 100% of the fair market value per share of the common shares of the Company on the date of the grant. An aggregate of 20,000 common shares have been reserved for issue and may be granted up to February 28, 2001. No options were granted or exercised during fiscal years ending October 31, 1996, 1995 or 1994. No options were outstanding at October 31, 1996.

NOTE 11 - DEFINED CONTRIBUTION PLAN

During fiscal year ending October 31, 1995, the Company implemented a 401(k) plan for its employees. The Plan is a defined contribution plan covering all full-time employees that have at least one year of service and are age twenty-one or older.

Plan participants may contribute to the plan and the Company may make matching contributions subject to the provisions of the Employees Retirement Income Security Act.

The Company did not make any matching contributions to the Plan during the years ended October 31, 1996 and 1995.

NOTE 12 - SUBSEQUENT EVENTS

On November 4, 1996, the Company paid the remaining $1,000,000 of principal related to its promissory notes held by Louie J. Roussel, III.

In January 1997, the Company received an advance of $1,000,000 from VSI, which the Company plans to repay in six equal monthly installments beginning in February 1997.

In January 1997, the Company repaid the $1 million loan from Marie G. Krantz dated October 31, 1996 in full along with the interest due thereon.

In connection with the general elections held in Louisiana on November 5, 1996, special elections were held in each parish in Louisiana to approve or disapprove, on a parish-by-parish basis, video poker and other forms of gaming. In such local elections, the voters in every parish in which the Company does business except one approved of the operation of video poker devices. The one exception was St. Tammany Parish, where the Company maintains two facilities; however, the Company does not believe that the loss of video poker revenue from such locations will have a material adverse effect on the Company's results of operations or on the amount of video poker franchise fee relief available annually to the Company. In addition, notwithstanding the results of such local election in

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1996, 1995 and 1994


NOTE 12 - SUBSEQUENT EVENTS (CONTINUED)

St. Tammany Parish, the Company may continue to operate video poker devices in St. Tammany Parish for 30 months after the date of the local referendum.

After the favorable results of the November 1996 referendum concerning gaming in Louisiana, the Company and FNBC began discussing possible terms and conditions for new or additional construction and permanent financing. On January 9, 1997, the Company accepted a commitment letter from FNBC providing for additional financing under, and an amendment to certain terms and conditions of the Loan Agreement. After further discussions, a new commitment letter was accepted on March 13, 1997 (the "March 1997 Commitment"). The March 1997 Commitment provides that the principal amount outstanding under the Loan Agreement will be increased by $6,778,275 for use in completing construction of the Company's new grandstand facility and refinancing the principal balance under the Loan Agreement. It is a condition to the closing of such financing that the $10 million currently being held in escrow be applied toward the repayment of the outstanding principal balance under the Loan Agreement.

Interest on the new FNBC loan, at the rate of 9% per annum, is to be paid semi-monthly, and principal payments of $52,740 are to be made monthly. Such payments of principal and interest are to be first made out of the funds received under the video poker franchise fee relief legislation. Any excess franchise fee relief monies are to be applied as a mandatory prepayment of principal. In addition, as required under the video poker franchise fee relief legislation, insurance proceeds received by the Company must also be applied to reduce the principal balance of the loan. The entire principal balance is to be due on June 30, 1999.

If the financing described above is consummated, the Company believes that it will have sufficient funds to complete the construction of the new grandstand facility. It is currently anticipated that construction will recommence as soon as practicable after the end of the current racing season, and that the facility will be completed in the Fall of 1997.

The March 1997 Commitment provides that, in addition to the existing security under the Loan Agreement, the loan is to be secured by (i) liquid collateral with a market value of $5.8 million; (ii) a security interest in the video poker franchise fee relief monies; (iii) a pledge by the Company of all proceeds from disputed claims arising out of the contract with the Jazz and Heritage Festival; (v) an assignment of the Company's agreement with Finish Line regarding the operation of off-track facilities; and (vi) an agreement by the Company not to assign, pledge or otherwise encumber its racing and off-track licenses.

The March 1997 Commitment also provides for a second loan of $5,221,725 that will be secured by the same collateral that securest the first loan, except that the second loan may not be repaid with funds received by the Company from the video poker franchise fee relief legislation. The second loan is to provide for monthly payments of interest, with the entire principal balance due on October 31, 1998. The closing of the financing under the Mar ch 1997 Commitment is to occur on or before April 15, 1997.

As previously discussed in Note 7, on November 18, 1996, the Company reached a settlement in its litigation with its insurance agent and insurance broker. The settlement provided that the settling defendants were to pay the Company $10 million in the aggregate. Such amount has been paid and deposited into an escrow account. In addition, each such settling defendant will share with the Company, in accordance with an agreed-upon formula, in any settlement with or award of damages against Travelers.

Also as previously described in Note 7, the remainder of the Company's action ADT was tried beginning in March 1997. On March 26, 1997, the jury return a verdict in favor of the Company, awarding the Company approximately 448.4 million in damages against ADT, plust interest, subject to certain subrogation rights in favor of the Company's property insurers. The Company anticipates that ADT will challenge the jury verdict through post-trial motions and an appeal.

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

                                                            DIRECTOR
          NAME                               AGE              SINCE
          ----                               ---              -----
Directors

KATHERINE F. DUNCAN                          69               1991
Private investor; Director of Planned
Giving of Audubon Institute, Inc.,
which operates the Audubon Zoo and the
Aquarium of the Americas.


RICHARD KATCHER                              78               1994
Practicing attorney with Baker and
Hostetler, Cleveland, Ohio


BRYAN G. KRANTZ                              36               1990
President and General Manager of the
Company; Vice President of Jefferson
Downs Corporation, a company which
owns a racing track that was used
until November 1992 to conduct live
horse racing; President of Finish Line
Management Corporation, which operates
certain off-track betting facilities
in Louisiana.

MARIE G. KRANTZ                              61                1990
Chairman of the Board of Directors
and Treasurer of the Company; Chairman
of the Board and President of Jefferson
Downs Corporation; Secretary/Treasurer of
Finish Line Management Corporation.


RONALD J. MAESTRI                            56                1991
Athletic Director, University of New
Orleans.


CHARMAINE R. MOREL Assistant to the          62                1987
Financial Manager, Mike's on the
Avenue, a restaurant in New Orleans;
Secretary/Treasurer of Victory
Management Group, Inc., an insurance
holding company, from January 1993
to December 1995.


WAYNE E. THOMAS                              49                1996
Self-employed insurance agent.


Executive Officers (In Addition to
Those Listed Above

MERVIN MUNIZ, JR.                            54                  -
Vice President of the Company; Racing
Secretary


GORDON M. ROBERTSON Vice President           55                  -
of the Company since February 1992; Chief
Financial Officer since August 1990;
General Manager of Jefferson Downs prior to
November 1992.


JOAN B. STEWART                              63                  -
Secretary of the Company


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended October 31, 1996, October 31, 1995 and October 31, 1994, for the chief executive officer of the Company. No executive officer of the Company received salary and bonus totalling more than $100,000 for the fiscal year ended October 31, 1996.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation

                                                                 Other
Name and                                                         Annual
Principal Position            Year       Salary        Bonus     Compensation
------------------            ----       ------        -----     ------------
BRYAN G. KRANTZ               1996       $75,000         0       $3,600(1)
President and General         1995        75,000         0        3,600
Manager                       1994        75,000         0        3,600


(1) Consists of the annual retainer paid to Mr. Krantz as a director.

INFORMATION CONCERNING STOCK OPTION PLAN

In 1991, the Board of Directors of the Company adopted, and the shareholders ratified, the Fair Grounds Corporation Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan, which is administered by a committee of the Board of Directors, provides that options to purchase up to 20,000 common shares of the Company may be granted to key employees, as determined by the committee. Key employees may be granted options for common shares of any value; however, the aggregate fair market value of common shares with respect to which incentive stock options are exercisable by an optionee during any calendar year may not exceed $100,000. The committee has the authority to determine the number of common shares that an optionee may purchase upon exercise of an option. The exercise price per share may not be less than the fair market value per share of the Company's common shares at the time an option is granted. Each option granted will be exercisable only during the term fixed by the committee, and may not be exercisable prior to the expiration of six months from the date of the grant. Options granted under the Stock Option Plan may be either "incentive stock options" for purposes of the Internal Revenue Code or nonqualified stock options. During the fiscal year ended October 31, 1996, no options were granted or exercised under the Stock Option Plan. There are currently no options outstanding under the Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The following non-employee directors served on the Compensation Committee of the Board of Directors of the Company during the fiscal year ended October 31, 1996: Richard Katcher, Charmaine R. Morel and Donald L. Peltier, who resigned from the Board of Directors during 1996. For a description of the purchase by Bryan G. Krantz during 1996 of 339,604 common shares of the Company from Richard Katcher, as trustee of the Trust described herein, see Item 12, "Security Ownership of Certain Beneficial owners and Management."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP

The following table sets forth certain information regarding the beneficial ownership of common shares of the Company, as of January 1, 1997, of (i) each person who, to the knowledge of the Company, owns beneficially more than 5% of the outstanding common shares of the Company, (ii) each director and nominee for election as a director, (iii) the executive officer listed in the summary compensation table and (iv) all directors and executive officers of the Company as a group. The information set forth in the following table is based upon statements filed by such persons with the Securities and Exchange Commission and information otherwise available to the Company. Unless otherwise indicated, each person has sole voting and investment power of the common shares of the Company beneficially owned by him or her.

                                 AMOUNT AND NATURE            PERCENT
   BENEFICIAL OWNER           OF BENEFICIAL OWNERSHIP       OF CLASS(A)
   ----------------           -----------------------       -----------
Katherine F. Duncan                     480                      *

Richard Katcher                         400                      *

Bryan G. Krantz                     342,204 (b)(d)             73.1%

Marie G. Krantz                     340,584 (c)(d)             72.7%

Ronald J. Maestri                       480                      *

Charmaine R. Morel                      480                      *

Wayne E. Thomas                           0                      *

All Directors and
Executive Officers as
a Group                             344,424 (e)                73.6%


* Less than 1% of Class

(a) For purposes of this table, the percentage of class beneficially owned has been computed,in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, on the basis of 468,580 common shares outstanding on January 1, 1996.

(b) In April 1996, Richard Katcher, Trustee u/t/a/ between John G. Masoni and John G. Masoni, Trustee, pursuant to a restatement of his Trust Agreement dated April 19, 1991, as modified (the "Trust"), transferred the 339,604 common shares of the Company previously owned by the Trust to Bryan G. Krantz for the consideration described in "Change in Control; Pledge of Common Shares to FNBC," below. Bryan G. Krantz has reported to the Commission that he is the beneficial owner of 340,104 common shares held by Marie G. Krantz as Voting Trustee under the Voting Trust Agreement described below, constituting 72.6% of the common shares outstanding; 2,000 common shares held jointly by him and his wife, constituting less than 1% of the common shares outstanding; and 100 shares held by Jefferson Downs, constituting less than 1% of the common shares outstanding. Bryan G. Krantz has the sole power to dispose or direct the disposition of the 340,104 common shares held by Marie G. Krantz as Voting Trustee, and shares with his wife the power to vote or direct the vote and to dispose or direct the disposition of the 2,000 common shares held jointly with her. He may be deemed to share with Marie G. Krantz the power to vote or direct the vote and the power to dispose or direct the disposition of the 100 common shares held by Jefferson Downs. Mr. Krantz's address is 1751 Gentilly Boulevard, New Orleans, Louisiana 70119.

(c) Marie G. Krantz has reported to the Commission that she is the beneficial owner of 380 common shares held directly by her, constituting less than 1% of the common shares outstanding; and of 100 common shares held by Jefferson Downs, constituting less than 1% of the common shares outstanding; and that she may be deemed to be the beneficial owner of the 340,104 common shares held by her as Voting Trustee under the Voting Trust Agreement described below, constituting 72.6% of the common shares outstanding. In such capacity as Voting Trustee, Ms. Krantz has the sole power to vote or direct the vote of the 340,104 common shares held by her as Voting Trustee. She also has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the 380 common shares held by her directly. She may be deemed to share with Bryan G. Krantz the power to vote or direct the vote and the power to dispose or direct the disposition of the 100 common shares held by Jefferson Downs. The Voting Trust Agreement, to which Bryan
    G. Krantz, Richard Katcher and Marie G. Krantz are parties, provides that title to the 340,104 common shares is vested in Marie G. Krantz as Voting Trustee during the term of the Voting Trust Agreement, and that in such capacity she may exercise all rights of a holder of common shares of the Company, including the right to vote such common shares. Bryan G. Krantz is not entitled during the term of the Voting Trust Agreement to vote the common shares subject to the Voting Trust Agreement or to take any other action that holders of common shares are entitled to take in their capacities as shareholders; however, he does have the right to receive any and all dividends and distributions made by the Company to the holders of common shares. The Voting Trust Agreement is for an initial term of 15 years, is irrevocable during its term, and is to survive the death of the grantors under the Voting Trust Agreement. It may be extended for an additional 10 years at the written request of such grantors. The common shares which are subject to the Voting Trust Agreement may not be transferred, sold, assigned or otherwise disposed of by Marie G. Krantz during the term of the Voting Trust Agreement, other than in connection with any corporate event or action which affects common shares other than the common shares subject to the Voting Trust Agreement. Ms. Krantz's address is 1751 Gentilly Boulevard, New Orleans, Louisiana 70119.

(d) Bryan G. Krantz and Marie G. Krantz, who together are the beneficial owners of an aggregate of 342,584 common shares, constituting approximately 73.2% of the common shares outstanding, have reported to the Commission that they constitute a "group" within the meaning of section 13(d)(3) of the Exchange

    Act. By virtue of their beneficial ownership of common shares of the Company and the matters set forth in filings made by them under Section 13(d) of the Exchange Act, Marie G. Krantz and Bryan G. Krantz may be deemed to be controlling persons of the Company.

(e) See notes (b)-(d) above. The number of common shares shown as beneficially owned includes any directors qualifying shares held by each director.

Change in Control; Pledge of Common Shares to FNBC

In April 1996, Richard Katcher, Trustee u/t/a/ between John G. Masoni and John
G. Masoni, Trustee, pursuant to a restatement of his Trust Agreement dated April 19, 1991, as modified (the "Trust"), transferred the 339,604 common shares of the Company then owned by the Trust to Bryan G. Krantz for an aggregate consideration of $9,984,358. Such purchase price was evidenced by a promissory note (the "Note") in the principal amount of $9,984,358, bearing interest at the rate of 5.76% per annum. Interest accrues on the Note until the first to occur of (i) the expiration of three years from the date of the Note or (ii) the death of Helen Masoni, whereupon such accrued interest is due and payable. Thereafter, interest is due and payable quarterly. The principal balance of the Note is due and payable in full nine years from the date of the Note. The Note may not be prepaid in whole or in part.

The Note is a nonrecourse obligation, but is secured by a Stock Pledge Agreement executed by Bryan G. Krantz and Marie G. Krantz, in her capacity as Voting Trustee under the Agreement described below, in favor of the Trust. Accordingly, in the event of a default on the Note, the Trust is limited to foreclosure of the common shares which are the subject of such Stock Pledge Agreement, although such rights are subordinate to the security interest of the First National Bank of Commerce, as described below.

Simultaneously with the transfer of such common shares from the Trust to Bryan
G. Krantz, as described above, Bryan G. Krantz and the Trust entered into an Amendment to Voting Trust Agreement with Marie G. Krantz as Voting Trustee, pursuant to which the parties, among other things, (i) agreed to the cancellation of a voting trust certificate previously issued to the Trust and the issuance of a new voting trust certificate to Bryan G. Krantz relating to the 339,604 common shares acquired from the Trust; (ii) confirmed that such common shares remain subject to the terms and conditions of the Voting Trust established pursuant to the Voting Trust Agreement; and (iii) confirmed that the common shares transferred to Bryan G. Krantz by the Trust remain subject to the pledge agreement described below in favor of the First National Bank of Commerce.

All of the 342,584 common shares of the Company owned in the aggregate by Marie Krantz, Bryan Krantz, Vickie Krantz and Jefferson Downs are subject to pledge agreements (the "Pledge

Agreements") in favor of the First National Bank of Commerce ("FNBC"), as security for the Company's obligations under a Loan Agreement entered into with FNBC in 1995. Pursuant to the Pledge Agreements, each such shareholder has granted to FNBC a security interest in all common shares of the Company owned by such shareholder, and in any additional common shares which may be received. So long as the Company's indebtedness under the Loan Agreement remains outstanding, the common shares subject to the Pledge Agreements may not be sold, transferred or disposed of in any way. Unless and until an event of default occurs, each shareholder is entitled to exercise all voting rights and receive all dividends with respect to such shares. In the event of a default, including a default under any other guaranty or security agreement entered into in connection with the Loan Agreement, FNBC will be entitled, among other things, to transfer all or part of the pledged shares into its name, exercise all voting rights and sell all or any part of such shares. Any such sale of all or a substantial portion of the common shares subject to the Pledge Agreements would result in a change of control of the Company.

Item 13.   Certain Relationships and Related Transactions

During 1992 Jefferson Downs, a corporation owned by Marie G. Krantz and Bryan G. Krantz, did not renew its license application with the Louisiana Racing Commission for live racing and, accordingly, did not conduct live racing in 1993. In August 1992, Jefferson Downs assigned to the Company all of its right, title and interest in and to the leases on its tele-track facilities in Terrebonne, St. Tammany and Jefferson Parishes, Louisiana. Such assignment was effective on May 27, 1993, the date the Louisiana Racing Commission approved the transfer to the Company of all licenses necessary for the operation of such tele-tracks.

During 1992 the Company entered into a Management Agreement (the "Management Agreement") with Finish Line. The Management Agreement provides that Finish Line is to operate the former Jefferson Downs tele-track facilities described above for a period of ten years, commencing November 1, 1992, with the option granted to Finish Line to extend the term of the Management Agreement for two additional five-year periods. The Management Agreement provides that Finish Line is to have the exclusive responsibility for the direction, supervision, management and operation of such facilities, is to collect all monies from such operation and is to pay all expenses in connection therewith. The Company is to receive 0.1% of the gross pari-mutuel handle at such facilities, and Finish Line is to receive monthly compensation equal to the difference between the gross receipts collected at such facilities less all expenses (including the payment to the Company described above) paid by Finish Line. In addition, Finish Line is to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company. During the fiscal year ended October 31, 1996, Finish Line paid the Company $88,835 under the Management Agreement, host track fees of $363,275 and purse supplements of $4,337,179. As of October 31, 1996, the Company had accounts payable to Finish Line in the aggregate amount of $88,229.

The Company, Jefferson Downs and Finish Line are parties to an agreement with VSI, whereby VSI has the exclusive right and license to install, maintain and operate video draw poker devices at the Fair Grounds Race Course and Jefferson Downs Race Course and at the tele-tracks operated by the Company, Jefferson Downs and Finish Line. Such agreement was entered into in November 1992 for an initial term of five years, with an option by VSI to extend the term for an additional five years, which option has been exercised. The agreement provides that the Company is to receive a percentage of the revenues from the operation of the devices installed at the Company's facilities. Such percentage is to be calculated on the basis of the average amount collected daily from each device during each month, after the payment of prizes, taxes and fees. The devices which have been installed and are to be installed by VSI pursuant to such agreement remain the property of VSI. As of October 31, 1996, there were a total of 234 devices in operation at all of the Company's facilities (excluding the tele-tracks operated for the Company by Finish Line) and 419 devices in operation at facilities managed by Finish Line. In fiscal 1996, the Company received gross video poker revenue of $1,955,551, including amounts to be paid as purse supplements of $821,973. In addition, such agreement provides that the Company, Jefferson Downs and Finish Line are entitled to receive an annual promotional allowance from VSI in the aggregate amount of $270,000, which for the fiscal year ended October 31, 1996 was paid in full to the Company. The agreement also provides for advances annually from VSI against future revenues of up to $1 million in the aggregate to the Company, Jefferson Downs and Finish Line. The Company received all of such advance during the year ended October 31, 1996 and has also received such an advance during the current fiscal year. The Company anticipates that it will continue to receive revenues pursuant to the agreement with VSI.

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

Marie Krantz and Bryan Krantz each own 50% of the outstanding common stock of Continental Advertising, Inc. ("Continental"), an advertising agency which provided advertising services to the Company during the last fiscal year. During the 1996 fiscal year, the Company made advances to Continental of $341,000. As of October 31, 1996, the Company was due $64,800 from Continental.

The Company expects to continue to utilize Continental's services during the current fiscal year.

As described elsewhere herein, the Company and FNBC are parties to the Loan Agreement, and the Company's indebtedness thereunder has been guaranteed by Marie Krantz and Finish Line. In addition, Marie G. Krantz has granted FNBC a security interest in certain investment securities held by her, and Finish Line and Jefferson Downs have granted to FNBC a security interest in substantially all of the property, furniture, fixtures and equipment owned by each such corporation. For a description of the terms and conditions of the Loan Agreement and the security interests granted to FNBC, see Item 1, "Business." Also in connection with the Loan Agreement, each of Marie Krantz, Bryan Krantz, Vickie Krantz, Richard Katcher and Jefferson Downs has pledged to FNBC all of the common shares of the Company owned by such shareholder. For a description of the terms and conditions of the pledge agreements relating to such shares, see Item 12, "Securities Ownership of Certain Beneficial Owners and Management."

In connection with the payment by the Company during 1996 of the remaining principal balance of the mortgage loan due to Louie J. Roussel, III, Marie G. Krantz made a short-term loan of $1 million to the Company in October 1996. The loan bore interest at the rate of 8.25%, and was repaid in full together with all accrued interest, in January 1997. Total interest paid to Marie G. Krantz under such short-term loan was approximately $15,000.

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


                             PART IV


ITEM     14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following unaudited financial statements are included in Part II,
       Item 8:

Financial Statements                                         Page
--------------------                                         ----
        Report of Independent Certified Public
        Accountant                                             35

        Balance Sheets, October 31, 1996 and 1995              36

        Statements of Operations for the Three Years
        Ended October 31, 1996                                 38

        Statements of Changes in Stockholder's
        Equity for the Three Years Ended
        October 31, 1996                                       42

        Statements of Cash Flows for the Three
        Years Ended October 31, 1996                           43

        Notes to Financial Statements                          46

(b)     Report on Form 8-K:  None

(c) Exhibits: The following exhibits are filed as part of this report. Those exhibits which have been previously filed and incorporated herein by reference are identified by reference to the previous filing.

(3)(a)                                                         *
            Articles of Incorporation of Fair
            Grounds Corporation, as amended
            (incorporated herein by reference to
            Exhibit (3)(a) to the Form 10-K of the
            Company for the fiscal year ended
            October 31, 1991, filed on January 29,
            1992).

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

(10)(u)                                                        *
            Loan Agreement dated as of December 18,
            1995, between Fair Grounds Corporation
            and First National Bank of Commerce
            (Incorporated herein by reference to
            Exhibit 10(u) to the Form 10-K of the
            Company for the fiscal year ended
            October 31, 1995, filed on February 16,
            1996).


(10)(v)                                                        *
            Disbursement Agreement dated as of July
            17, 1995 by and among Fair Grounds
            Corporation, Vide Services, Inc. and
            First National Bank of Commerce
            (Incorporated herein by reference to
            Exhibit 10(v) to the Form 10-K of the
            Company for the fiscal year ended
            October 31, 1995, filed on February 16,
            1996).

(10)(w)                                                        *
            Commercial Security Agreement dated as
            of July 17, 1995 between Fair Grounds
            Corporation and First National Bank of
            Commerce (Incorporated herein by
            reference to Exhibit 10(w) to the Form
            10-K of the Company for the fiscal year
            ended October 31, 1995, filed on
            February 16, 1996).

27          Financial Data Schedule (for SEC use only)



*  Incorporated herein by reference as indicated.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                        FAIR GROUNDS CORPORATION




                                        By: /s/ Bryan G. Krantz
                                           ----------------------------
Date: April 11, 1997                       Bryan G. Krantz, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                          Capacity                      Date
-----------                        --------                 --------------
PRINCIPAL EXECUTIVE OFFICER:



/s/ Bryan G. Krantz
------------------------------
Bryan G. Krantz                    President                April 11, 1997


PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:



/s/ Gordon M. Robertson
-------------------------------
Gordon M. Robertson                Vice President and
                                   Chief Financial          April 11, 1997
                                   Officer

Directors:

/s/ Marie G. Krantz
----------------------------
Marie G. Krantz                    Director            April 11, 1997
                                   and Chairman
                                   of the Board

/s/ Bryan G. Krantz
----------------------------
Bryan G. Krantz                    Director            April 11, 1997
                                   and President



/s/ Katherine F. Duncan
----------------------------
Katherine F. Duncan                Director            April 11, 1997



/s/ Ronald J. Maestri
----------------------------
Ronald J. Maestri                  Director            April 11, 1997



/s/ Charmaine R. Morel
----------------------------
Charmaine R. Morel                 Director            April 11, 1997



/s/ Wayne E. Thomas
----------------------------
Wayne E. Thomas                    Director            April 11, 1997

                                  EXHIBIT INDEX

Exhibit     Description                                         Page
-------     -----------                                         ----
(3)(a)                                                           *
            Articles of Incorporation of Fair
            Grounds Corporation, as amended
            (incorporated herein by reference to
            Exhibit (3)(a) to the Form 10-K of the
            Company for the fiscal year ended
            October 31, 1991, filed on January 29,
            1992).

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

(10)(u)                                                          *
            Loan Agreement dated as of December 18,
            1995, between Fair Grounds Corporation
            and First National Bank of Commerce
            (Incorporated herein by reference to
            Exhibit 10(u) to the Form 10-K of the
            Company for the fiscal year ended
            October 31, 1995, filed on February 16,
            1996).

(10)(v)                                                          *
            Disbursement Agreement dated as of July
            17, 1995 by and among Fair Grounds
            Corporation, Vide Services, Inc. and
            First National Bank of Commerce
            (Incorporated herein by reference to
            Exhibit 10(v) to the Form 10-K of the
            Company for the fiscal year ended
            October 31, 1995, filed on February 16,
            1996).

(10)(w)                                                          *
            Commercial Security Agreement dated as
            of July 17, 1995 between Fair Grounds
            Corporation and First National Bank of
            Commerce (Incorporated herein by
            reference to Exhibit 10(w) to the Form
            10-K of the Company for the fiscal year
            ended October 31, 1995, filed on
            February 16, 1996).

27          Financial Data Schedule (for SEC use only)



*       Incorporated herein by reference as indicated.