Form 10-Q
period 1997-01-31
FAIR GROUNDS CORP
filed 1997-06-02
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For Quarter Ended January 31, 1997             Commission File Number O-7607
                  ----------------                                    ------



                            FAIR GROUNDS CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)



        Louisiana                                             72-0361770
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1751 Gentilly Blvd., New Orleans, LA                          70119
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number including area code           (504) 944-5515
                                                          ------------------


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

            x   Yes            No
         ------          -----

         468,580 Common Shares were outstanding as of May 20, 1997.

                            FAIR GROUNDS CORPORATION

                                      INDEX


                                                                                                               Page
                                                                                                               ----

PART I.        FINANCIAL INFORMATION
               Item 1.        Financial Statements

                              Balance Sheet, January 31, 1997 (Unaudited)
                              and Balance Sheet, October 31, 1996 ........................................        1

                              Statements of Operations and Retained
                              Earnings for the Three Months Ended
                              January 31, 1997 and 1996 (Unaudited) ......................................        3

                              Statements of Cash Flows for the Three
                              Months Ended January 31, 1997 and 1996
                              (Unaudited) ................................................................        5

                              Notes to Financial Statements for the Three
                              Months Ended January 31, 1997 (Unaudited)...................................        7

               Item 2.        Management's Discussion and Analysis of Financial
                              Condition and Results of Operations  .......................................       14


PART II.       OTHER INFORMATION

               Item 1.        Legal Proceedings...........................................................       22

               Item 6.        Exhibits and Reports on Form 8-K............................................       22


SIGNATURES                    ............................................................................       23


                                     PART I
                              FINANCIAL INFORMATION

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                                                            (Unaudited)
                                                                             January 31,              October 31,
                                                                                 1997                     1996
                                                                            ------------             ------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                             $  2,272,674             $  6,264,934
      Cash and cash equivalents
           - restricted                                                          128,099                  133,929
      Accounts receivable                                                      2,756,313                  866,816
      Mutuel settlements                                                         928,118                   82,535
      Securities-available for sale                                              192,681                  188,125
      Inventory                                                                  112,470                   84,248
      Deferred income taxes                                                      310,940                  310,940
      Prepaid expenses                                                           578,603                  425,983
                                                                            ------------             ------------

           Total Current Assets                                                7,279,898                8,357,510
                                                                            ------------             ------------

OTHER ASSETS                                                                     121,684                  101,684
                                                                            ------------             ------------

PROPERTY, PLANT AND EQUIPMENT
      Buildings and improvements                                              13,836,869               13,820,927
      Construction in progress                                                15,846,939               15,841,736
      Land improvements                                                        4,270,535                4,270,535
      Temporary facilities                                                     2,686,044                2,686,044
      Automotive equipment                                                       824,720                  824,720
      Machinery and equipment                                                    923,991                  891,630
      Furniture and fixtures                                                     182,937                  171,631
                                                                            ------------             ------------

           Total                                                              38,572,035               38,507,223

      Less: accumulated depreciation
           and amortization                                                  (15,919,321)             (15,461,101)
                                                                            ------------             ------------

      Depreciable property - net                                              22,652,714               23,046,122
      Land                                                                     3,286,281                3,286,281
                                                                            ------------             ------------

           Property - net                                                     25,938,995               26,332,403
                                                                            ------------             ------------

           TOTAL ASSETS                                                     $ 33,340,577             $ 34,791,597
                                                                            ============             ============









(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                                                              (Unaudited)
                                                                             January 31,              October 31,
                                                                                 1997                     1996
                                                                            ------------             ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable                                                         $  6,817,140             $  9,952,223
      Accounts payable                                                         1,709,365                  651,621
      Accrued liabilities:
           Deferred purses                                                     4,899,474                6,693,055
           Host track fees                                                       391,172                  342,153
           Uncashed mutuel tickets                                               381,509                  332,016
           Other                                                                 322,087                  348,258
      Deferred revenues                                                          835,733                    6,000
      Income taxes payable                                                          -                      50,000
                                                                            ------------             ------------

           Total Current Liabilities                                          15,356,480               18,375,326
                                                                            ------------             ------------

DEFERRED INCOME TAXES                                                          5,045,688                4,525,687
                                                                            ------------             ------------

           Total Liabilities                                                  20,402,168               22,901,013
                                                                            ------------             ------------

COMMITMENTS AND CONTINGENCIES                                                        -                        -
                                                                            ------------             ------------

STOCKHOLDERS' EQUITY
      Capital stock - no par value;
           authorized 600,000 shares,
           issued and outstanding
           469,940 shares                                                      1,525,092                1,525,092
      Additional paid-in-capital                                               1,936,702                1,936,702
      Retained earnings                                                        9,528,390                8,481,440
      Unrealized loss on securities
           available for sale                                                    (16,250)                 (17,125)
                                                                            ------------             ------------

           Total                                                              12,973,934               11,926,109

      Less:  treasury stock at cost,
           1,360 shares                                                          (35,525)                 (35,525)
                                                                            ------------             ------------

           Total Stockholders' Equity                                         12,938,409               11,890,584
                                                                            ------------             ------------

           TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                        $ 33,340,577             $ 34,791,597
                                                                            ============             ============






See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              For the Three Months Ended January 31, 1997 and 1996
                                   (Unaudited)


                                                                                1997                      1996
                                                                             47 Days of                48 Days of
                                                                             Live Racing              Live Racing
                                                                            ------------             ------------
REVENUES
      Pari-mutuel commissions                                               $  5,940,071             $  5,282,245
      Breakage                                                                   120,387                  110,722
      Uncashed mutuel tickets                                                     87,046                   76,089
                                                                            ------------             ------------

           Total                                                               6,147,504                5,469,056

      Less: pari-mutuel tax                                                      753,563                  678,439
                                                                            ------------             ------------
           Commission income                                                   5,393,941                4,790,617
      Host track fees                                                          1,746,186                1,396,619
                                                                            ------------             ------------

           Total Mutuel Income                                                 7,140,127                6,187,236

      Concessions                                                                502,796                  519,270
      Video poker (net)                                                          328,860                  271,341
      Admissions (net of taxes)                                                   76,594                   84,450
      Programs and forms                                                         415,180                  400,406
      Miscellaneous                                                               94,512                  215,745
      Parking                                                                     10,409                    7,947
                                                                            ------------             ------------

           Total Operating Revenues                                            8,568,478                7,686,395
                                                                            ------------             ------------

RACING EXPENSES
      Purses                                                                $  2,260,402              $ 2,031,895
      Salaries and related taxes
           and benefits                                                        1,753,970                1,549,107
      Contracts and services                                                     728,437                  635,387
      Host track fees                                                            504,600                  373,581
      Depreciation                                                               458,220                  533,806
      Cost of sales - concessions                                                199,982                  185,091
      Utilities                                                                  163,686                  158,974
      Repairs and maintenance                                                    109,342                   98,949
      Program paper, forms and other
           supplies                                                              480,900                  400,037
      Advertising and promotion                                                  237,139                  290,560
      Rent                                                                        73,299                   79,098
      Miscellaneous                                                               90,555                  116,015
                                                                            ------------             ------------

           Total Racing Expenses                                               7,060,532                6,452,500
                                                                            ------------             ------------




(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
              For the Three Months Ended January 31, 1997 and 1996
                                   (Unaudited)

                                                                                 1997                     1996
                                                                              47 Days of               48 days of
                                                                             Live Racing              Live Racing
                                                                             -----------               ----------

GENERAL AND ADMINISTRATIVE EXPENSES
      Salaries and related taxes
           and benefits                                                      $   243,247              $   324,939
      Insurance                                                                  238,157                  263,656
      Property taxes                                                             102,103                   94,059
      Legal, audit and director fees                                             403,871                  161,739
      Contract services                                                           65,503                   43,658
      Office expenses                                                            101,473                   74,315
      Miscellaneous                                                               37,027                   70,057
                                                                             -----------               ----------

           Total General and
           Administrative Expenses                                             1,191,381                1,032,423
                                                                             -----------               ----------

INCOME FROM OPERATIONS                                                           316,565                  201,472

OTHER INCOME (EXPENSE)
      Interest expense                                                          (218,179)                (141,354)
      Interest income                                                             24,539                    3,113
      Litigation settlement                                                      268,125                      -
      Video poker tax relief                                                   1,195,238                  941,273
                                                                             -----------               ----------

INCOME BEFORE PROVISION FOR INCOME
       TAXES                                                                   1,586,288                1,004,504

      Provision for income taxes                                                 539,338                  340,000
                                                                             -----------              -----------

NET INCOME                                                                   $ 1,046,950              $   664,504

RETAINED EARNINGS, BEGINNING OF
       PERIOD                                                                  8,481,440                7,601,742
                                                                             -----------              -----------

RETAINED EARNINGS, END OF
      PERIOD                                                                 $ 9,528,390              $ 8,266,246
                                                                             ===========              ===========

CASH DIVIDENDS PER SHARE                                                     $      -                 $       -
                                                                             ===========              ===========

WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING                                                     $   469,940              $   469,940
                                                                             ===========              ===========

NET INCOME PER SHARE                                                         $      2.23              $      1.41
                                                                             ===========              ===========

See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
              For the Three Months Ended January 31, 1997 and 1996
                                   (Unaudited)

                                                                                 1997                     1996
                                                                             -----------              -----------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                             $ 1,046,950              $   664,504
                                                                             -----------              -----------

      Adjustments to reconcile net income
           to net cash used for
           operating activities:
           Depreciation                                                          458,220                  533,806
           Deferred income taxes                                                 520,001                  340,000
           Change in assets and liabilities:
           (Increase) decrease in:
                Accounts receivable                                           (2,735,080)              (1,085,893)
                Inventory                                                        (28,222)                 (28,010)
                Refundable income taxes
                Accounts receivable
                     - insurance proceeds
                Prepaid expenses                                                (152,619)                (136,470)
                Restricted cash                                                    5,830                  106,708

           Increase (decrease) in
                Accounts payable and
                     accrued liabilities                                         688,912                   44,185
                Contracts payable                                                    -                 (3,859,293)
                Deferred revenue                                                 829,733                  104,761
                Deferred purses                                               (1,402,409)              (1,788,710)
                                                                             -----------              -----------

                     Total adjustments                                        (1,815,634)              (5,768,916)
                                                                             -----------              -----------

           Net cash used for
                operating activities                                            (768,684)              (5,104,412)
                                                                             -----------              -----------

CASH FLOWS FROM (USED FOR)
      INVESTING ACTIVITIES
           Capital expenditures                                                  (64,812)                (639,290)
           Deposits                                                              (20,000)                   7,830
           Purchase of investment
                 securities                                                       (3,681)                     -
                                                                             -----------              -----------

           Net cash used for
                investing activities                                             (88,493)                (631,460)
                                                                             -----------              -----------







(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              For the Three Months Ended January 31, 1997 and 1996
                                   (Unaudited)


                                                                                 1997                     1996
                                                                              ----------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Loan proceeds                                                         $        -                $ 6,735,000
      Principal repayments on loans                                           (3,968,416)              (2,085,151)
      Advances from third party                                                1,000,000                1,000,000
      Repayments to third party                                                 (166,667)                (166,667)
                                                                            ------------              -----------

      Net cash provided by (used for)
           financing activities                                               (3,135,083)               5,483,182
                                                                             -----------              -----------

NET DECREASE IN CASH
      AND CASH EQUIVALENTS                                                    (3,992,260)                (252,690)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                                      6,264,934                1,118,590
                                                                             -----------              -----------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                                          $ 2,272,674              $   865,900
                                                                             ===========              ===========

SUPPLEMENTAL DISCLOSURES:

      Interest paid                                                          $   218,179              $   156,217
                                                                             ===========              ===========



(Continued)

                            FAIR GROUNDS CORPORATION
                      NOTES TO FINANCIAL STATEMENTS For the
                  Three Months Ended January 31, 1997 and 1996
                                   (Unaudited)



NOTE 1 - COMMITMENTS AND CONTINGENCIES

Fire Related Litigation

The Company is a party to a number of legal proceedings which have arisen as a result of the December 1993 fire or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire-related proceedings:

1. On May 14, 1994, the Company filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers"), and others. The Company contends that the insurance policy provided by Travelers provides the Company with blanket coverage in the amount of $24.2 million in excess of the $10 million of underlying coverage. Accordingly, the Company maintains that Travelers is liable for the difference between $24.2 million and the amount already paid (approximately $9.5 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contended that the insurance agent and the insurance broker who arranged for the insurance were liable to the Company for any damages sustained including any damages sustained because the amount of coverage is less than that claimed by the Company. Travelers' position is that its liability under such policy is limited to the amount which is already paid.

      Immediately prior to the start of trial in November 1996, the Company entered into a joint settlement with the insurance agent and broker pursuant to which the insurance agent and broker agreed to pay a total of $10,000,000 to the Company. Such amount was placed in escrow until the Company closed on its construction financing. See Note 5 "Subsequent Events" for additional information. The settlement agreement includes a "Mary Carter" provision whereby the insurance agent and broker are entitled to share in any recovery that the Company may eventually obtain from Travelers. Also prior to the start of trial, the trial judge denied a motion for partial summary judgment filed by Travelers on the grounds that the motion involved contested issues of fact. Travelers had asked the trial court to find that its policy was a scheduled policy and that it had already paid all scheduled

NOTE 1 - COMMITMENTS AND CONTINGENCIES

      amounts. Travelers subsequently obtained a postponement of the trial in order to appeal the court's denial of its motion for summary judgement. The court of appeals denied the appeal finding no error in the trial court's ruling. The matter has been remanded to the trial court, which has rescheduled the case for trial in June 1997.

2. In December 1994, the Company filed an action in the Civil District Court for the Parish of Orleans, State of Louisiana against ADT Security Systems, the company which provided and maintained the fire alarm system at the race track, and other defendants. The complaint seeks unspecified damages, not otherwise compensated for by insurance, that were allegedly caused by the negligence of one or more of the defendants. The Company's three fire insurers and a third insurance company, which insured the operator of the video poker machines, intervened in the suit asserting subrogation claims against the same defendants.

      In late 1996, the Company and the three insurance companies entered into settlements with certain defendants, specifically the manufacturer of a lighting ballast and an architect. After division of the settlement proceeds among the Company and the three insurance companies and the payment of various litigation expenses, the Company received approximately $268,000. The remainder of the case was tried before a jury commencing in March 1997. See Note 5, "Subsequent Events," for additional information regarding such litigation.

3. The Company is a defendant, along with its general liability insurance carrier, United National Insurance Company ("United National"), in a civil action filed in December 1994 in the United States District Court for the Eastern district of Louisiana by St. Paul Mercury Insurance Company ("St. Paul"), the insurer of the computerized betting equipment at the race track. St. Paul alleges that it is subrogated to its insured's rights to collect damages and that it has paid approximately $1,175,000 to its insured for the loss of equipment in the fire. See Note 5, "Subsequent Events," for additional information regarding such litigation.

      Subsequently, United National filed a declaratory judgment action against the Company, wherein it sought to deny coverage for St. Paul's subrogation claim. The
      Company filed a counterclaim against United National, seeking coverage for the St. Paul claim as well as payment for various other fire-related claims

NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      previously denied by United National. This action was consolidated for trial with the suit filed by St. Paul against the Company.

      Both United National and the Company moved for summary judgment on the question of whether the exclusion relied on by United National to deny coverage for the various claims applied or not. In 1996, the District Court ruled that the policy exclusions relied upon by United National did not apply to the claim asserted by St. Paul and to claims made by various jockeys and valets that were previously paid by the Company. United National subsequently appealed this decision to the United States Fifth Circuit Court of Appeals.

      The United National policy has a $1,000,000 limit.
      However, the Company has placed its excess liability insurer on notice.

As to the pending matters described above, there can be no assurance that the Company will be successful in any of its claims or defenses. Accordingly, no assurance can be given that additional recoveries of insurance proceeds, if any, will reimburse the Company adequately for the loss or destruction of its property in the fire. See Note 5, "Subsequent Events."

Other Litigation

In 1996, a suit was filed in U.S. District Court in Baton Rouge by Livingston Downs Racing Association ("Livingston") naming the Company and other defendants in an antitrust suit. Management of the Company believes the action is without merit. Livingston had previously filed a series of other legal actions against the Company which were resolved in the Company's favor.

A suit was also filed in 1996 by Livingston against the Company and the State of Louisiana seeking a judgment that the State off-track betting law is unconstitutional. The trial court ruled in the plaintiff's favor. The case is currently on appeal to the Louisiana Supreme Court. The Company believes it has no monetary exposure in this suit.

A suit was filed in 1996 by the Louisiana Horsemen's Benevolent and Protective Association ("HBPA") against the Company, the State of Louisiana, and all other pari-mutuel wagering facilities operating in Louisiana. The HBPA is seeking a larger portion of video poker proceeds in accordance with the guidelines established by the Louisiana State Police Gaming Division, which regulates compliance with the State video poker law. The Company does not believe it will have any monetary exposure as a result of this suit.

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

As of January 31, 1997, construction of the facility was approximately 60% completed, and the Company had incurred construction costs of approximately $15.8 million. Insurance proceeds recovered through January 31, 1997 and bank financing provided the source of funds used in such construction. However, for the reasons described below, further construction work on the project was halted until April 1997. The current estimate to complete the project, which includes the cost of the already completed tele-track facility, is approximately $32 million.

Construction Financing

As previously reported, the Company received and accepted a commitment letter dated February 6, 1995 from FNBC for a non-revolving line of credit to be used as an interim construction loan, convertible to a term loan. The aggregate principal amount of such loan under the terms of such commitment was to have been $17.5 million. The commitment from FNBC provided that the interim construction loan was to have closed on or before March 31, 1995. However, the parties agreed to various extensions of such closing date. FNBC indicated that the principal reason for the delay was FNBC's concern with restrictions on and the possible elimination of video poker gaming in Louisiana. Inasmuch as video poker franchise fees generated by the Company and its tele-tracks were to be used for the repayment of the FNBC loan, in accordance with the franchise fee relief legislation granted to the Company, any changes in the video poker gaming laws which restricts or limits video poker as a source of revenue may have had an adverse impact on such source of repayment. Accordingly, final action on the full

$17.5 million loan was delayed by FNBC.

During 1995, FNBC provided the Company with short-term interim construction loans of $2.15 million on July 17, 1995, $4 million on November 7, 1995, and $1 million on November 30, 1995. However, such interim construction advances ceased during the Fall of 1995, primarily due to FNBC's concerns regarding the future of the video poker gaming law in Louisiana. All of such financing was then consolidated in a Loan Agreement dated December 18, 1995 between the Company and FNBC, pursuant to which the Company borrowed an aggregate amount of $9,493,050, which represented amounts previously loaned to the Company less repayments provided by video poker franchise fees as of that date, and utilized a portion of such funds to repay the principal amount of prior FNBC loans that was outstanding on December 18, 1995. The remaining amount borrowed was utilized to pay construction costs.

After the favorable results of the November 1996 referendum on gaming in Louisiana (See Note 2), the Company and FNBC began discussing possible terms and conditions for new or additional construction and permanent financing. On January 9, 1997, the Company accepted a commitment letter from FNBC providing for additional financing under, and an amendment to certain terms and conditions of, the Loan Agreement. After further discussions with FNBC, as described in
Note 5 "Subsequent Events", a new commitment letter was accepted on March 13, 1997 (the "March 1997 Commitment"). The closing contemplated by the March 1997 commitment occurred on April 9, 1997.

NOTE 2 - REFERENDUM ON GAMING

In connection with the general elections held on November 5, 1996, special elections were held in each parish in Louisiana to approve or disapprove, on a parish-by-parish basis, video poker and certain other forms of gaming. In such local elections, the voters in every parish in which the Company does business except one approved of the operation of video poker devices. The one exception was St. Tammany Parish, where the Company maintains two facilities; however, the Company does not believe that the loss of video poker revenue from such locations will have a material adverse effect on the Company's results of operations or on the amount of video poker tax relief available annually to the Company. In addition, notwithstanding the results of such local election in St. Tammany Parish, the Company may continue to operate video poker devices in St. Tammany Parish for 30 months after the date of the local referendum.

NOTE 3 - NOTES PAYABLE

In January 1997, the Company repaid the $1 million loan from Marie G. Krantz, dated October 31, 1996, in full along with the interest due thereon.

On November 4, 1996, the Company paid the remaining $1 million of principal related to its promissory notes held by Louie J. Roussel, III.

NOTE 4 - ADVANCE

In January 1997, the Company received an advance of $1,000,000 from Video Services, Inc., which the Company began to repay in six equal monthly installments beginning in February 1997. Such amount is included in notes payable at January 31, 1997.

NOTE 5 - SUBSEQUENT EVENTS

The March 1997 Commitment previously discussed in Note 1 provided that the principal amount outstanding under the Loan Agreement was to be increased by $6,778,275 for use in completing construction of the Company's new grandstand facility and refinancing the principal balance under the Loan Agreement. It was a condition to the April 9, 1997 closing of such financing that the $10 million held in escrow as discussed in Note 1 was to be applied toward the repayment of the outstanding principal balance under the Loan Agreement.

Interest on the new FNBC loan, at the rate of 9% per annum, is to be paid semi-monthly, and principal payments of $52,740 are to be made monthly. Such payments of principal and interest are to be first satisfied out of the funds received under the video poker franchise fee relief legislation. Any excess franchise fees are to be applied as a prepayment of principal. In addition, as required under the video poker franchise fee relief legislation, insurance proceeds received by the Company must also be applied to reduce the principal balance of the loan. The entire principal balance is to be due on June 30, 1999.

In addition to the existing security under the Loan Agreement, the loan is secured by (i) liquid collateral with a market value of $5.8 million, (ii) a security interest in the video poker franchise fee relief monies; (iii) a pledge by the Company of all proceeds from disputed claims arising out of the December 1993 fire; (iv) an assignment of the Company's contract with the Jazz and Heritage Festival; (v) an assignment of the Company's agreement with Finish Line regarding the operation of its off-track facilities; and (vi) an agreement by the Company not to assign, pledge or otherwise encumber its racing and off-track licenses.

At the time of the closing of the loan, the Company also obtained a second loan of $5,221,725 that is secured by the same collateral that secures the first loan, except that the second loan may not be repaid with funds received by the Company from the video poker franchise fee relief legislation. The second loan provides for monthly payments of interest, with the entire principal balance due on October 31, 1998.

NOTE 5 - SUBSEQUENT EVENTS

The Company believes it now has sufficient funds to complete the construction of the new grandstand facility. Construction resumed in April 1997 and it is currently anticipated that the facility will be completed in the Fall of 1997.

Also as previously described in Note 1, the remainder of the Company's action against ADT was tried beginning in March 1997. On March 26, 1997, the jury returned a verdict in favor of the Company and its three fire insurers, awarding them approximately $48.4 million in damages against ADT, plus interest. On April 17, 1997, the Court entered judgment giving effect to the jury's verdict. The judgment awarded damages to the Company of $31,847,157 plus legal interest from December 14, 1994 and 85% of its taxable court costs. On May 19, 1997, the Court denied ADT's post-trial motions seeking to have the judgment set aside. The Company anticipates that ADT will appeal the judgment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996

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

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

Revenues. During the quarters ended January 31, 1997 and 1996, the Company derived its pari-mutuel income by conducting live racing meets of 47 and 48 days, respectively, and in the operation of its tele-tracks for off-track wagering. During each quarter, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management, the Company operates tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana that were formerly operated by Jefferson Downs.

For the quarter ended January 31, 1997, the Company reported total in-state pari-mutuel wagering of $30,536,974 compared to $27,203,129 for the quarter ended January 31, 1996.

Comparative pari-mutuel wagering and attendance figures for the quarters ended January 31, 1997 and 1996 are as follows:


                                                                      For the Quarter Ended January 31,

                                                                   1997                              1996
                                                               ------------                      ------------
Pari-mutuel wagering:
   On-track handle                                             $ 10,711,021                      $ 11,333,541
   Off-track handle                                              19,825,953                        15,869,588
                                                               ------------                      ------------
   Total in-state wagering                                     $ 30,536,974                      $ 27,203,129
                                                               ============                      ============

   Out-of-state simulcast
      handle                                                   $ 87,339,414                      $ 59,470,031
                                                               ============                      ============

Total Attendance                                                    140,927                           129,492
                                                               ============                      ============

The Company believes that the $622,520 or 5.5% decline in on-track handle is primarily the result of one less racing day in the current fiscal quarter compared to the previous comparable quarter.

The $3,956,365 or 25% increase in off-track handle is primarily the result of the implementation of full card simulcasting in January 1996. Full card simulcasting enables the Company to show an unlimited number of races of an out-of-state meet. Prior to full card simulcasting, such races were limited when either the Company or another in-state race track was racing live. In addition, the Jefferson Parish tele-track facility, which opened in October 1995, had a significantly increased handle for the current fiscal quarter compared to the quarter ended January 31, 1996.

The $27,869,383 or 47% increase in out-of-state handle is the result of continued efforts to telecast the Company's races to new out-of-state markets. During the quarter ended January 31, 1997, there were several new markets telecasting the Company's races including Ohio, Oklahoma, Florida, Michigan and New York.

For the quarter ended January 31, 1997, the Company reported net income before income taxes of $1,046,950 compared to net income of $664,504 in the quarter ended January 31, 1996. This increase is primarily the result of increases in mutuel income and video poker franchise fee relief compared to the quarter ended January 31, 1996, partially offset by an increase in general and administrative expenses over the previous comparable quarter. These are described in more detail below.

As a result of the increase in total wagering, the Company's operating revenues increased by $882,083 or 19% from the comparable quarter in 1996. This included increases of $657,826, or 12%, in pari-mutuel commissions, $349,567, or 25%, in host track fees and $57,519, or 21%, in video poker revenue. The new Jefferson Parish tele-track facility accounted for a significant portion of the increase in video poker revenues.

Racing Expenses. Total racing expenses increased by $608,032, or 9.4%, over the comparable quarter in 1996, primarily as a result of increases in purses, racing salaries, contracts and services, host track fees, and program paper, forms and other supplies, arising out of increased pari-mutuel handle and the opening of the Jefferson Parish tele-track in October 1995. This increase was partially offset by decreases in advertising and depreciation expense. The temporary racing facilities became fully depreciated during the quarter ended January 31, 1997.

General and Administrative Expenses. General and administrative expenses for the quarter ended January 31, 1997 increased $158,958, or 15%, from the previous comparable quarter primarily due to an increase in legal fees resulting from the ongoing fire related litigation. This increase was partially offset by a decrease in administrative salaries for the quarter ended January 31, 1997 due to a reduction in staff during fiscal 1996.

Other Income (Expenses). Total other income increased $466,691 or 58% from the previous comparable quarter primarily as a result of a fire litigation settlement of $268,125 and an increase in video poker franchise fee relief revenue in the quarter ended January 31, 1997. This increased revenue was partially offset by an increase in interest expense of $76,825 relating to the bank financing discussed elsewhere herein.

Video Poker franchise fee relief revenue increased $253,965 or 27% over the previous comparable quarter.

Net Income. The Company reported net income of $1,046,950 in the quarter ended January 31, 1997 compared to net income of $664,504 in the previous comparable quarter. In addition to the components of net income previously discussed, the net income for the quarter ended January 31, 1997 included income tax expense of $539,338 compared to income tax expense of $340,000 in the previous comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents decreased $3,992,260 during the quarter ended January 31, 1997 compared to a decrease of $252,690 during the quarter ended January 31, 1996. The decrease in cash and cash equivalents in the current quarter was the result of cash used for financing of $3,135,083, cash used for operations of $768,684, and cash used for investing activities of $88,493. Financing activities were primarily cash used to pay a portion of or all the Company's debts to FNBC, Marie G. Krantz and Louie J. Roussel, III.

As of January 31, 1997, the Company had received approximately $29.5 million in insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers, including the $10 million settlement proceeds described below. On November 18, 1996, the Company reached an out-of-court settlement with the insurance agent and insurance broker in certain pending litigation described herein. The settlement provided that the settling defendants were to pay the Company $10 million in the aggregate. In addition, each such settling defendant is to share with the Company, in accordance with an agreed-upon formula, in any settlement with or award of damages against Travelers. The settlement funds were deposited into an escrow account pending resolution of certain issues, and were paid out in connection with the April 1997 financing.

The Company's tele-track facility at the Fair Grounds Race Course, which also serves as a temporary clubhouse area, was opened on December 22, 1994. The total cost for debris removal and the construction of the tele-track facility was approximately $3.2 million.

During the Summer of 1994, the Company approved the plans for a new racing facility and commenced construction of the foundation thereof in August 1994. The total cost of the facility, together with furniture, fixtures, equipment and certain fees and permit costs, was anticipated to be approximately $24.3 million at the time construction commenced, which is in addition to the $3.2 million relating to debris removal and construction of the tele-track facility, as described above. As a result of the passage of time from the cessation of construction, (i) the Company now believes that total construction costs, including costs already incurred, may be approximately $32 million in the aggregate and (ii) the Company anticipates that it will continue to utilize the temporary tent facilities and the tele-track facility until late 1997, and that the temporary tent facilities will be removed during the Summer of 1997.

Financing for New Facility

Original Financing. At the time construction was halted in September, 1995, construction of the facility was approximately 60% completed. The Company had incurred aggregate construction costs for such facility of approximately $15.2 million as of such time. In the several months immediately following the construction halt, the Company incurred additional construction costs of approximately $600,000 while retainage and other obligations were settled. Insurance proceeds and interim financing provided by FNBC, as described herein, have provided the source of funds used in such construction. However, for the reasons described below, further construction work on the project was suspended until April 1997. As a result, Company currently anticipates that it will continue to utilize the temporary tent facilities and the tele-track facility until the Summer of 1997.

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

Payment of the principal and interest under the Loan Agreement was made in 10 monthly installments of $52,740 principal plus interest, beginning January 17, 1996, and one final payment of all principal plus accrued interest was to be made on October 31, 1996. As of October 31, 1996, the outstanding principal balance under the Loan Agreement was $7,799,044. The Company reached an understanding with FNBC in October 1996 to extend the term of the Loan Agreement for 90 days. The term of the loan was subsequently extended through April 15, 1997.

The remaining payment due to Louie J. Roussel, III, was made by the Company on November 4, 1996, utilizing funds borrowed on a short-term basis from Marie G. Krantz.

March 1997 Financing Commitment. As described above, the Company was unable during 1995 and 1996 to obtain the full amount of financing originally committed by FNBC, due primarily to the uncertainty regarding the future of video poker as a continuing source of revenue. As a result, no further progress was made on the construction of the Company's new facility during fiscal 1996.

After the favorable results of the November 1996 referendum concerning gaming in Louisiana, the Company and FNBC began discussing possible terms and conditions for new or additional construction and permanent financing. On January 9, 1997, the Company accepted a commitment letter from FNBC providing for additional financing under, and an amendment to certain terms and conditions of, the Loan Agreement. After further discussions, a new commitment letter was accepted on March 13, 1997 (the "March 1997 Commitment"), and the loan was closed in April 1997. The new financing increased the principal amount outstanding under the Loan Agreement by $6,778,275 for use in completing construction of the Company's new grandstand facility and refinancing the principal balance under the Loan Agreement. It was a condition to the closing of such financing that the $10 million held in escrow, described elsewhere herein, be applied toward the repayment of the outstanding principal balance under the Loan Agreement.

Interest on the new FNBC loan, at the rate of 9% per annum, is to be paid semi-monthly, and principal payments of $52,740 are to be made monthly. Such payments of principal and interest are to be first made out of the funds received under the video poker franchise fee relief legislation. Any excess franchise fee relief monies are to be applied as a prepayment of principal. In addition, as required under the video poker franchise fee relief legislation, insurance proceeds received by the Company must also be applied to reduce the principal balance of the loan. The entire principal balance is due on June 30, 1999.

In addition to the existing security under the Loan Agreement, the loan is secured by (i) liquid collateral with a market value of $5.8 million; (ii) a security interest in the video poker franchise fee relief monies; (iii) a pledge by the Company of all proceeds from disputed claims arising out of the December 1993 fire; (iv) an assignment of the Company's contract with the Jazz and Heritage Festival; (v) an assignment of the Company's agreement with Finish

Line regarding the operation of off-track facilities; and (vi) an agreement by the Company not to assign, pledge or otherwise encumber its racing and off-track licenses.

In connection with such financing, the Company also obtained a second loan of $5,221,725 that is secured by the same collateral that secures the first loan, except that the second loan may not be repaid with funds received by the Company from the video poker franchise fee relief legislation. The second loan provides for monthly payments of interest, with the entire principal balance due on October 31, 1998. The total amount of funds borrowed in April 1997 was $12,000,000 and the total amount of such indebtedness currently outstanding is $8,628,536.

The Company believes that, apart from the funds needed to complete construction of the facility, its existing cash and cash from operations will be adequate to fund operations for the balance of the fiscal year. The Company believes that with its current financing, it will have sufficient funds to complete the construction of the new grandstand facility. Construction has commenced and is expected to be completed in the Fall of 1997. For the longer term, it is difficult to determine what effect the anticipated change from the temporary tent facilities to the new permanent facility will have on both operating income and expenses. While the Company believes that the completion of the new facility will have a positive effect on attendance and wagering, there can be no assurance of any increases in patronage or handle.

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

                                     PART II
                                OTHER INFORMATION

Item 1.                   Legal Proceedings.

For a description of material developments during the quarter ended January 31, 1997 in legal proceedings to which the Company is a party, see Note 1, "Commitments and Contingencies," and Note 5, "Subsequent Events," in the Notes to Financial Statements which are set forth in Part I of this Form 10-Q and incorporated herein by reference.


Item 6.                   Exhibits and Reports on Form 8-K

A. Exhibits

   Exhibit No.
      27            Financial Data Schedule (for SEC use only).

B. Reports on Form 8-K

   None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    FAIR GROUNDS CORPORATION
                                                --------------------------------
                                                          (Registrant)


Date: May 30, 1997                             By: /s/ Bryan G. Krantz
     ---------------------                        ------------------------------
                                                   Bryan G. Krantz
                                                   President



Date: May 30, 1997                             By: /s/ Gordon M. Robertson
     ---------------------                        ------------------------------
                                                   Gordon M. Robertson
                                                   Chief Financial Officer