Form 10-Q
period 1997-04-30
FAIR GROUNDS CORP
filed 1997-07-07
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934



For Quarter Ended April 30, 1997                 Commission File Number O-7607
                  --------------                                        ------


                            FAIR GROUNDS CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)


Louisiana                                                       72-0361770
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


1751 Gentilly Blvd., New Orleans, LA                                 70119
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number including area code     (504) 944-5515
                                                  -----------------------------

Not Applicable
-------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by a check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

            x      Yes             No
         ---------        --------

         468,580 Common Shares were outstanding as of June 6, 1997.

                            FAIR GROUNDS CORPORATION

                                     INDEX


                                                                                                       Page
                                                                                                       ----
PART I.       FINANCIAL INFORMATION

              Item 1.        Financial Statements

                             Balance Sheet, April 30, 1997 (Unaudited)
                             and Balance Sheet, October 31, 1996  . . . . . . . . . . . . . . . . .       1

                             Statements of Operations and Retained
                             Earnings for the Three Months Ended
                             April 30, 1997 and 1996 (Unaudited)  . . . . . . . . . . . . . . . . .       3

                             Statements of Operations and Retained
                             Earnings for the Six Months Ended
                             April 30, 1997 and 1996 (Unaudited)  . . . . . . . . . . . . . . . . .       6

                             Statements of Cash Flows for the Six
                             Months Ended April 30, 1997 and 1996
                             (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

                             Notes to Financial Statements for the Six
                             Months Ended April 30, 1997 (Unaudited)  . . . . . . . . . . . . . . .      11

              Item 2.        Management's Discussion and Analysis of Financial
                             Condition and Results of Operations    . . . . . . . . . . . . . . . .      18

PART II.      OTHER INFORMATION

              Item 1.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . .      27

              Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .      27


SIGNATURES                    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28


                                     PART I
                             FINANCIAL INFORMATION

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                                                          (Unaudited)
                                                                            April 30,             October 31,
                                                                              1997                    1996
                                                                          -----------             -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                             $  440,443            $  6,264,934
     Cash and cash equivalents
          - restricted                                                      6,167,402                 133,929
     Accounts receivable                                                    1,326,829                 866,816
     Mutuel settlements                                                       383,471                  82,535
     Securities-available for sale                                            189,624                 188,125
     Inventory                                                                 97,391                  84,248
     Deferred income taxes                                                    310,940                 310,940
     Prepaid expenses                                                         465,010                 425,983
                                                                           ----------            ------------

          Total Current Assets                                              9,381,110               8,357,510
                                                                          -----------            ------------
OTHER ASSETS                                                                  126,684                 101,684
                                                                          -----------            ------------

PROPERTY, PLANT AND EQUIPMENT
     Buildings and improvements                                            13,820,963              13,820,927
     Construction in progress                                              16,492,504              15,841,736
     Land improvements                                                      4,270,535               4,270,535
     Temporary facilities                                                   2,686,044               2,686,044
     Automotive equipment                                                     821,220                 824,720
     Machinery and equipment                                                  935,839                 891,630
     Furniture and fixtures                                                   182,936                 171,631
                                                                          -----------            ------------

          Total                                                            39,210,041             38,507,223

     Less: accumulated depreciation
          and amortization                                                (16,233,734)            (15,461,101)
                                                                         ------------            ------------

     Depreciable property - net                                            22,976,307              23,046,122
     Land                                                                   3,286,281               3,286,281
                                                                         ------------            ------------
          Property - net                                                   26,262,588              26,332,403
                                                                         ------------            ------------

          TOTAL ASSETS                                                   $ 35,770,382            $ 34,791,597
                                                                         ============            ============





(Continued)

                           FAIR GROUNDS CORPORATION
                          BALANCE SHEETS (CONTINUED)

                                                                          (Unaudited)
                                                                            April 30,             October 31,
                                                                              1997                    1996
                                                                          -----------             -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long term debt                                     $  632,880            $  9,952,223
     Accounts payable                                                         960,345                 651,621
     Accrued liabilities:
          Deferred purses                                                   1,398,118               6,693,055
          Host track fees                                                     326,061                 342,153
          Uncashed mutuel tickets                                             568,663                 332,016
          Other                                                               283,478                 348,258
     Deferred revenue                                                         333,332                   6,000
     Income taxes payable                                                         -                    50,000
                                                                           ----------            ------------

          Total Current Liabilities                                         4,502,877              18,375,326
                                                                           ----------            ------------

LONG TERM DEBT                                                              2,836,105                     -
DEFERRED INCOME TAXES                                                       8,610,355               4,525,687
                                                                           ----------              ----------

          Total Liabilities                                                15,949,337              22,901,013
                                                                           ----------             -----------
COMMITMENTS AND CONTINGENCIES                                                     -                       -
                                                                           ----------             -----------
STOCKHOLDERS' EQUITY
     Capital stock - no par value;
          authorized 600,000 shares,
          issued and outstanding
          469,940 shares                                                    1,525,092               1,525,092
     Additional paid-in-capital                                             1,936,702               1,936,702
     Retained earnings                                                     16,410,503               8,481,440
     Unrealized loss on securities
          available for sale                                                  (15,727)                (17,125)
                                                                         ------------            ------------

          Total                                                            19,856,570              11,926,109

     Less:  treasury stock at cost,
          1,360 shares                                                        (35,525)                (35,525)
                                                                         ------------             -----------
          Total Stockholders' Equity                                       19,821,045              11,890,584
                                                                         ------------            ------------
          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                      $ 35,770,382            $ 34,791,597
                                                                         ============            ============





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               For the Three Months Ended April 30, 1997 and 1996
                                  (Unaudited)


                                                                             1997                     1996
                                                                          41 Days of               40 Days of
                                                                          Live Racing             Live Racing
                                                                          -----------             -----------
REVENUES
     Pari-mutuel commissions                                             $  6,301,649            $  5,721,991
     Breakage                                                                 142,724                 127,169
     Uncashed mutuel tickets                                                      -                    21,031
                                                                         ------------            ------------
          Total                                                             6,444,373               5,870,191

     Less: pari-mutuel tax                                                    814,184                 752,487
                                                                         ------------            ------------

     Commission income                                                      5,630,189               5,117,704
     Host track fees                                                        1,534,413               1,256,436
                                                                         ------------            ------------

          Total Mutuel Income                                               7,164,602               6,374,140

     Concessions                                                              484,204                 469,426
     Video poker (net)                                                        351,267                 308,531
     Admissions (net of taxes)                                                 71,101                 102,787
     Programs and forms                                                       463,925                 404,926
     Miscellaneous                                                            109,130                 258,649
     Parking                                                                   10,172                   7,020
                                                                         ------------            ------------

          Total Operating Revenues                                          8,654,401               7,925,479
                                                                         ------------            ------------

RACING EXPENSES
     Purses                                                                 2,357,557               2,174,764
     Salaries and related taxes
          and benefits                                                      1,612,486               1,472,185
     Contracts and services                                                   763,723                 705,462
     Host track fees                                                          606,553                 533,485
     Depreciation                                                             314,414                 550,914
     Cost of sales - concessions                                              196,813                 173,770
     Utilities                                                                211,478                 229,742
     Repairs and maintenance                                                   87,143                  73,561
     Program paper, forms and other
          supplies                                                            449,819                 440,090
     Advertising and promotion                                                328,835                 272,211
     Rent                                                                      81,157                  79,548
     Miscellaneous                                                            229,453                 296,702
                                                                         ------------           -------------

          Total Racing Expenses                                          $  7,239,431            $  7,002,434
                                                                         ------------            ------------





(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
               For the Three Months Ended April 30, 1997 and 1996
                                  (Unaudited)

                                                                              1997                    1996
                                                                           41 Days of              40 days of
                                                                          Live Racing             Live Racing
                                                                          -----------             -----------
GENERAL AND ADMINISTRATIVE EXPENSES
     Salaries and related taxes
          and benefits                                                    $   225,723             $   273,100
     Insurance                                                                230,890                 322,526
     Property taxes                                                            99,156                  98,664
     Legal, audit and director fees                                           259,375                 205,739
     Loan closing costs                                                             -                  57,376
     Contract services                                                         43,430                  29,021
     Office expenses                                                          103,279                 111,835
     Miscellaneous                                                             76,308                  22,564
                                                                          -----------              ----------
          Total General and
          Administrative Expenses                                           1,038,161               1,120,825
                                                                          -----------              ----------

INCOME (LOSS) FROM OPERATIONS                                                 376,809                (197,780)

OTHER INCOME (EXPENSE)
     Jazz and Heritage Festival Income                                        172,316                 660,098
     Loss on sale of equity investments                                           -                   (36,364)
     Interest expense                                                        (153,253)               (246,966)
     Interest income                                                           25,156                   6,044
     Video poker tax relief                                                     6,412                 344,137
                                                                         ------------              ----------

INCOME BEFORE PROVISION FOR INCOME
       TAXES AND EXTRAORDINARY ITEM                                           427,440                 529,169

     Provision for income taxes                                               145,327                 180,000
                                                                         ------------             -----------
INCOME BEFORE EXTRAORDINARY ITEM
     (per share - 1997 $.60,
      1996 - $.74)                                                       $    282,113             $   349,169

Extraordinary item - gain from
     fire (net of taxes)                                                    6,600,000                     -
                                                                         ------------             -----------

NET INCOME (per share - 1997 $14.65,
     1996 - $.74)                                                        $  6,882,113             $   349,169

RETAINED EARNINGS, BEGINNING OF
       PERIOD                                                               9,528,390               8,266,246
                                                                         ------------             -----------

RETAINED EARNINGS, END OF
     PERIOD                                                              $ 16,410,503             $ 8,615,415
                                                                         ============             ===========
CASH DIVIDENDS PER SHARE                                                 $       NONE             $      NONE
                                                                         ============             ===========

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
               For the Three Months Ended April 30, 1997 and 1996
                                  (Unaudited)

                                                                              1997                    1996
                                                                           41 Days of              40 days of
                                                                          Live Racing             Live Racing
                                                                          -----------             -----------
WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                                      469,940                 469,940
                                                                          ==========                 =======

NET INCOME PER SHARE                                                      $    20.28                 $   .74
                                                                          ==========                 =======





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                For the Six Months Ended April 30, 1997 and 1996
                                  (Unaudited)

                                                                             1997                    1996
                                                                          88 Days of              88 Days of
                                                                          Live Racing             Live Racing
                                                                          -----------             -----------
REVENUES
     Pari-mutuel commissions                                             $ 12,241,720            $ 11,004,236
     Breakage                                                                 263,111                 237,891
     Uncashed mutuel tickets                                                   87,046                  97,120
                                                                         ------------            ------------
          Total                                                            12,591,877              11,339,247

     Less: pari-mutuel tax                                                  1,567,747               1,430,926
                                                                         ------------            ------------

          Commission income                                                11,024,130               9,908,321
          Host track fees                                                   3,280,599               2,653,055
                                                                         ------------            ------------
          Total Mutuel Income                                              14,304,729              12,561,376

     Concessions                                                              987,000                 988,696
     Video poker (net)                                                        680,127                 579,872
     Admissions (net of taxes)                                                147,695                 187,237
     Parking                                                                   20,581                  14,967
     Programs and forms                                                       879,105                 805,332
     Miscellaneous                                                            203,642                 474,394
                                                                         ------------            ------------
          Total Operating Revenues                                         17,222,879              15,611,874
                                                                         ------------            ------------

RACING EXPENSES
     Purses                                                                 4,617,959               4,206,659
     Salaries and related taxes
          and benefits                                                      3,337,730               3,021,292
     Contracts and services                                                 1,492,160               1,340,849
     Host track fees                                                        1,111,153                 907,066
     Depreciation                                                             772,634               1,084,720
     Cost of sales - concessions                                              396,795                 358,861
     Utilities                                                                375,164                 388,716
     Repairs and maintenance                                                  196,485                 172,510
     Program paper, forms and other
          supplies                                                            930,719                 840,127
     Advertising and promotion                                                565,974                 562,771
     Rent                                                                     154,456                 158,646
     Miscellaneous                                                            348,734                 412,717
                                                                         ------------            ------------
          Total Racing Expenses                                          $ 14,299,963            $ 13,454,934
                                                                         ------------            ------------





(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
                For the Six Months Ended April 30, 1997 and 1996
                                  (Unaudited)

                                                                             1997                    1996
                                                                          88 Days of              88 Days of
                                                                          Live Racing             Live Racing
                                                                          -----------             -----------
GENERAL AND ADMINISTRATIVE EXPENSES
     Salaries and related taxes
          and benefits                                                   $    468,970            $    598,039
     Insurance                                                                469,047                 586,182
     Property taxes                                                           201,259                 192,723
     Legal, audit and director fees                                           663,246                 367,478
     Loan closing fees                                                              -                  57,376
     Contracts and services                                                   108,933                  72,679
     Office expenses                                                          204,752                 186,150
     Miscellaneous                                                            113,335                  92,621
                                                                         ------------            ------------
          Total General and
          Administrative Expenses                                           2,229,542               2,153,248
                                                                         ------------            ------------

INCOME FROM OPERATIONS                                                        693,374                   3,692

OTHER INCOME (EXPENSE)
     Jazz and Heritage Festival income                                        172,316                 660,098
     Video poker tax relief                                                 1,175,095               1,285,410
     Litigation settlement                                                    268,125                     -
     Interest expense                                                        (371,432)               (388,320)
     Interest income                                                           76,250                   9,157
     Loss on sale of investments                                                  -                   (36,364)
                                                                         ------------            ------------
INCOME BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                                                 2,013,728               1,533,673

     Provision for income taxes                                               684,668                 520,000
                                                                         ------------            ------------

NET INCOME BEFORE EXTRAORDINARY ITEM
     (per share - 1997 $2.83,
      1996 $2.16)                                                           1,329,060               1,013,673

Extraordinary item - gain from fire
     (net of taxes)                                                         6,600,000                       -
                                                                         ------------            ------------
NET INCOME (per share 1997 $16.87,
     1996 $2.16)                                                         $  7,929,060            $  1,013,673

RETAINED EARNINGS,
     BEGINNING OF PERIOD                                                    8,481,443               7,601,742
                                                                         ------------            ------------

RETAINED EARNINGS, END OF PERIOD                                         $ 16,410,503            $  8,615,415
                                                                         ============            ============




(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
                For the Six Months Ended April 30, 1997 and 1996
                                  (Unaudited)

                                                                             1997                    1996
                                                                          88 Days of              88 Days of
                                                                          Live Racing             Live Racing
                                                                          -----------             -----------
CASH DIVIDENDS PER SHARE                                                 $       None            $       None
                                                                         ============            ============

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                                       469,940                 469,940
                                                                         ============            ============





See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
                For the Six Months Ended April 30, 1997 and 1996
                                  (Unaudited)

                                                                              1997                    1996
                                                                           ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $  7,929,060           $   1,013,673
                                                                         ------------           -------------

     Adjustments to reconcile net income
          to net cash used for
          operating activities:
          Extraordinary item -
               gain from fire                                             (10,000,000)                    -
          Depreciation                                                        772,634               1,084,720
          Deferred income taxes                                             4,084,668                 520,000
          Change in assets and liabilities:
          (Increase) decrease in:
               Accounts receivable                                           (760,949)               (832,457)
               Inventory                                                      (13,143)                (11,529)
               Prepaid expenses                                               (39,027)               (158,072)
               Restricted cash                                                    -                   112,767

          Increase (decrease) in
               Accounts payable and
                    accrued liabilities                                       414,499               1,194,461
               Contracts payable                                                  -                (4,614,304)
               Deferred revenue                                                (6,000)                (50,149)
               Loss on sale of securities                                         -                    36,363
               Deferred purses                                             (5,294,937)             (4,254,618)
                                                                         ------------             -----------

                    Total adjustments                                     (10,842,255)             (6,972,819)
                                                                         ------------             -----------

          Net cash used for
               operating activities                                        (2,913,195)             (5,959,145)
                                                                         ------------             -----------

CASH FLOWS FROM (USED FOR)
     INVESTING ACTIVITIES
          Proceeds from litigation
                settlement                                                 10,000,000                     -
          Capital expenditures                                               (702,917)               (610,591)
          Deposits                                                            (25,000)                  2,330
          Increase in restricted cash
                for construction                                           (6,033,473)                    -
          Proceeds from sale of
                investment securities                                             -                   225,420
                                                                         ------------             -----------

          Net cash from (used for)
                investing activities                                        3,238,610                (382,841)
                                                                         ------------            ------------


(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                For the Six Months Ended April 30, 1997 and 1996
                                  (Unaudited)


                                                                              1997                    1996
                                                                           ----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Loan proceeds                                                        $ 6,778,275             $ 8,556,725
     Principal repayments on loans                                        (13,261,514)             (2,215,346)
     Advances from third party                                              1,000,000               1,000,000
     Repayments to third party                                               (666,667)               (666,667)
                                                                         ------------             -----------

     Net cash provided by (used for)
          financing activities                                             (6,149,906)              6,674,712
                                                                         ------------             -----------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                  (5,824,491)                332,726

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                    6,264,934               1,118,590
                                                                         ------------             -----------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                       $    440,443             $ 1,451,316
                                                                         ============             ===========

SUPPLEMENTAL DISCLOSURES:

     Interest paid                                                       $    371,432             $   388,320
                                                                         ============             ===========





(Continued)

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                For the Six Months Ended April 30, 1997 and 1996
                                  (Unaudited)



NOTE 1 - COMMITMENTS AND CONTINGENCIES

Fire Related Litigation

The Company is a party to a number of legal proceedings which have arisen as a result of the December 1993 fire or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire-related proceedings:

1. On May 14, 1994, the Company filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers"), and others. The Company contended that the insurance policy provided by Travelers provides the Company with blanket coverage in the amount of $24.2 million in excess of the $10 million of underlying coverage. Accordingly, the Company maintained that Travelers is liable for the difference between $24.2 million and the amount already paid (approximately $9.5 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contended that the insurance agent and the insurance broker who arranged for the insurance were liable to the Company for any damages sustained including any damages sustained because the amount of coverage is less than that claimed by the Company. Travelers' position is that its liability under such policy is limited to the amount which is already paid.

     Immediately prior to the start of trial in November 1996, the Company entered into a joint settlement with the insurance agent and broker pursuant to which the insurance agent and broker agreed to pay a total of $10,000,000 to the Company. Such amount was placed in escrow until April 9, 1997, when the Company utilized such funds in connection with the closing of its construction financing described herein. The settlement agreement includes a "Mary Carter" provision whereby the insurance agent and broker are entitled to share in any recovery that the Company may eventually obtain from Travelers. Also prior to the start of trial, the trial judge denied a motion for partial summary judgment filed by Travelers on the grounds that the motion involved contested issues of fact.
     Travelers had asked the trial court to find that its policy was a scheduled policy and that it had already paid all scheduled amounts. Travelers subsequently obtained a postponement of the trial in order to appeal

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Six Months Ended April 30, 1997 and 1996
                                  (Unaudited)



NOTE 1 - COMMITMENTS AND CONTINGENCIES

     the court's denial of its motion for summary judgment. The court of appeals denied the appeal, finding no error in the trial court's ruling. The matter has been remanded to the trial court, which has rescheduled the case for trial in September 1997.

2. In December 1994, the Company filed an action in the Civil District Court for the Parish of Orleans, State of Louisiana against ADT Security Systems, the company which provided and maintained the fire alarm system at the race track, and other defendants. The complaint sought damages, not otherwise compensated for by insurance, that were allegedly caused by the negligence of one or more of the defendants. The Company's three fire insurers and a third insurance company, which insured the operator of the video poker machines, intervened in the suit asserting subrogation claims against the same defendants.

     In late 1996, the Company and the three insurance companies entered into settlements with certain defendants, specifically the manufacturer of a lighting ballast and an architect. After division of the settlement proceeds among the Company and the three insurance companies and the payment of various litigation expenses, the Company received approximately $268,000. The remainder of the case against ADT was tried in March 1997. See Note 3 for the results of this litigation.

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

     Subsequently, United National filed a declaratory judgment action against the Company, wherein it sought to deny coverage for St. Paul's subrogation claim. The Company filed a counterclaim against United National,

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Six Months Ended April 30, 1997 and 1996
                                  (Unaudited)



NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

          See Note 6 regarding the subsequent events relating to this litigation.

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

A suit was filed in 1996 by the Louisiana Horsemen's Benevolent and Protective Association ("HBPA") against the Company, the State of

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Six Months Ended April 30, 1997 and 1996
                                  (Unaudited)



NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Status of Construction of Facilities

A new tele-track facility, which also serves as a temporary clubhouse area, was opened on December 22, 1994. The total cost for debris removal and the construction of the tele-track was approximately $3.2 million.

During the Summer of 1994, the Company approved the plans for a new main facility. The total cost of the facility, together with furniture, fixtures, equipment and certain fees and permit costs, was anticipated to be approximately $24.3 million at the time construction commenced, which is in addition to the $3.2 million relating to debris removal and construction of the tele-track facility, as described above. As previously reported, construction of the new main facility was suspended from September 1995 until April 1997.

As of April 30, 1997, construction of the facility was approximately 62% completed, and the Company had incurred construction costs of approximately $16.5 million. Insurance proceeds recovered through April 30, 1997 and bank financing provided the source of funds used in such construction. Primarily because of increased costs due to the suspension of construction, the total cost of the project, which includes the cost of the already completed tele-track facility as well as the funds spent through April 1997 for construction of the new main facility, is expected to be approximately $32 million.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Six Months Ended April 30, 1997 and 1996
                                  (Unaudited)



NOTE 2 - NOTES PAYABLE

Construction Financing

As previously reported, the Company completed its construction financing with First National Bank of Commerce ("FNBC") on April 9, 1997. The existing Loan Agreement with FNBC was amended to increase the aggregate amount borrowed to $13,512,291, which was comprised of (i) the balance outstanding under the Loan Agreement as of the date of such closing and (ii) an additional $6,778,275 borrowed at the closing. At the time of the closing, the additional funds borrowed were deposited into a restricted account and are being used for purposes of completing the construction of the Company's new grandstand facility. At the same time, the $10,000,000 which had been paid to the Company in settlement of certain fire-related litigation described elsewhere herein, and which had been held in escrow pending the closing of the Company's financing with FNBC, was paid to FNBC. Accordingly, even though the amount of restricted cash being held for construction purposes was approximately $6.2 million as of April 30, 1997, the principal balance outstanding under the Loan Agreement as of such date was $3,468,985.

Interest on the revised FNBC loan, at the rate of 9% per annum, is to be paid semi-monthly, and principal payments of $52,740 are to be made monthly. Such payments of principal and interest are to be first satisfied out of the funds received under the video poker franchise fee relief legislation. Any excess franchise fees are to be applied as a prepayment of principal. In addition, as required under the video poker franchise fee relief legislation, insurance proceeds received by the Company must also be applied to reduce the principal balance of the loan. The entire principal balance is to be due on June 30, 1999.

In addition to the existing security under the Loan Agreement, which includes mortgages and security interests on substantially all of the Company's real and personal property, fixtures, equipment, accounts and inventory, as well as a security interest in the shares of common stock of the Company owned by Marie and Bryan Krantz, the loan is secured by (i) liquid collateral with a market value of $5.8 million, (ii) a security interest in the video poker franchise fee relief monies; (iii) a pledge by the Company of all proceeds from disputed claims arising out of the December 1993 fire; (iv) an assignment of the Company's contract with the Jazz and Heritage Festival; (v) an assignment of the Company's agreement with Finish Line regarding the operation of its off-track facilities; and (vi) an agreement by the Company not to assign, pledge or otherwise encumber its racing and off-track licenses.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Six Months Ended April 30, 1997 and 1996
                                  (Unaudited)




NOTE 2 - NOTES PAYABLE (CONTINUED)

At the time of the closing of the loan, FNBC also agreed to lend up to $5,221,725 to the Company, for use in completing construction. That loan will also be secured by the same collateral that secures the first loan, except that the second loan may not be repaid with funds received by the Company from the video poker franchise fee relief legislation. The second loan provides for monthly payments of interest, with the entire principal balance outstanding due on October 31, 1998. As of April 30, 1997, no funds had been advanced to the Company by FNBC under such loan.

The Company believes it now has sufficient funds to complete the construction of the new grandstand facility. Construction resumed in April 1997 and it is currently anticipated that the facility will be completed in the Fall of 1997.

NOTE 3 - ADT LITIGATION JUDGMENT

The Company's action against ADT was tried in March 1997. On March 26, 1997, the jury returned a verdict in favor of the Company and its three fire insurers, awarding them approximately $48.4 million in damages against ADT, plus interest. On April 17, 1997, the Court entered judgment giving effect to the jury's verdict and awarding damages to the Company of $31,847,157 plus legal interest from December 14, 1994 and 85% of its taxable court costs, with the $16.6 million balance of the $48.4 million verdict awarded to the Company's
insurers.   Post-judgment motions to set aside the judgment or reduce the amount of the judgment were denied by the trial court. The Company anticipates that ADT will appeal the judgment.

NOTE 4 - ADVANCE

In January 1997, the Company received an advance of $1,000,000 from Video Services, Inc., which the Company began to repay in six equal monthly installments beginning in February 1997. The monthly repayment is made from video poker earnings for the month. The outstanding balance is included in deferred revenue at April 30, 1997.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                For the Six Months Ended April 30, 1997 and 1996
                                  (Unaudited)



NOTE 5 - EXTRAORDINARY ITEM

As described in Note 1, in November 1996, the Company settled with its insurance agent and broker for $10,000,000 in connection with certain litigation arising from the December 17, 1993 fire. The $10,000,000 was recorded by the Company as an extraordinary item net of applicable deferred taxes of $3,400,000. As a requirement of the March 1997 financing commitment, the proceeds from this settlement were used to repay a portion of the total outstanding debt to FNBC, as described in Note 2.

NOTE 6 - SUBSEQUENT EVENTS

In May 1997, the St. Paul Insurance Company claim discussed in Note 1 was settled pursuant to an agreement whereby ADT agreed to pay an undisclosed sum and United National, as the Company's insurer, agreed to pay $275,000. The Company may be obligated to reimburse the $275,000 to United National depending upon the outcome of the pending appeal in the declaratory judgment action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996

GENERAL

Fire. As previously reported, on the night of Friday, December 17, 1993, a fire swept through and destroyed the Company's grandstand and clubhouse facilities and all their contents. In order to continue the live racing season then in progress, within several weeks after the fire the Company installed temporary racing and patron facilities.

The Company currently continues to use its temporary facilities, together with a new tele-track facility which also serves as a temporary clubhouse during the live racing season and, as a result of the limited amenities afforded by such temporary facilities, attendance and handle continue to be less than the pre-fire levels.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

Revenues. During the quarters ended April 30, 1997 and 1996, the Company derived its pari-mutuel income by conducting live racing meets of 41 and 40 days, respectively, and in the operation of its tele-tracks for off-track wagering. During each quarter, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management, the Company operates tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana that were formerly operated by Jefferson Downs.

For the quarter ended April 30, 1997, the Company reported total in-state pari-mutuel wagering of $44,832,911 compared to $42,443,753 for the quarter ended April 30, 1996.

Comparative pari-mutuel wagering and attendance figures for the quarters ended April 30, 1997 and 1996 are as follows:

                                                                   For the Quarter Ended April 30,
                                                                  1997                           1996
                                                             ------------                    ------------
Pari-mutuel wagering:
   On-track handle                                           $  9,489,733                    $  8,847,348
   Off-track handle                                            35,343,178                      33,596,405
                                                             ------------                    ------------
   Total in-state wagering                                   $ 44,832,911                    $ 42,443,753
                                                             ============                    ============

   Out-of-state simulcast
      handle                                                 $ 78,488,187                    $ 57,120,141
                                                             ============                    ============

Total Attendance                                                  141,341                         123,682
                                                             ============                    ============

The Company believes that the $642,385, or 7%, increase in on-track handle is primarily the result of one more racing day in the current fiscal quarter compared to the previous comparable quarter.

The $1,746,773, or 5%, increase in off-track handle is primarily the result of full-card simulcasting which continued its positive effects on off-track handle. Full-card simulcasting enables the Company to show an unlimited number of races of an out-of-state meet. Prior to full-card simulcasting, such races were limited when either the Company or another in-state race track was racing live.

The $21,368,046, or 37%, increase in out-of-state handle is the result of continued efforts to telecast the Company's races to new out-of-state markets. During the quarter ended April 30, 1997, there were several new markets telecasting the Company's races including Ohio, Oklahoma, Florida, Michigan and New York.

As a result of the increase in total wagering, the Company's operating revenues increased by $728,922, or 9%, from the comparable quarter in 1996. This included increases of $579,658, or 10%, in pari-mutuel commissions, $277,977, or 22%, in host track fees and $42,736, or 14%, in video poker revenue, partially offset by decreases in admissions and miscellaneous revenue. The new Jefferson Parish tele-track facility accounted for a significant portion of the increase in video poker revenues.

Racing Expenses. Total racing expenses increased by $236,997, or 3.4%, over the comparable quarter in 1996, primarily as a result of increases in purses, racing salaries, contracts and services, host track fees, and program paper, forms and other supplies arising out of increased pari-mutuel handle. This increase was partially offset by a decreases in depreciation expense.

General and Administrative Expenses. General and administrative expenses for the quarter ended April 30, 1997 decreased $82,664, or 1%, from the comparable quarter in 1996. The decrease was a result of a decrease in administrative salaries during fiscal 1996. This decrease was partially offset by an increase in legal fees resulting from the fire related litigation.

Other Income (Expenses). Total other income decreased $726,949 from the previous comparable quarter primarily as a result of a decrease in Jazz and Heritage Festival income of $487,782 and a decrease in video poker tax relief of $337,725. The substantial decrease in Jazz and Heritage Festival income for 1997 was directly attributable to lower attendance due to severe weather during one weekend of the Jazz and Heritage Festival. This decreased revenue was partially offset by a decrease in interest expense of $93,713 relating to the bank financing discussed elsewhere herein.

As a result of the Company having received substantially all of the $2.5 million of annual franchise fee relief for fiscal 1997 by January 31, 1997, the Company recorded only $6,412 in such franchise fee relief revenue in the current fiscal quarter, compared to $344,137 of franchise fee relief revenue recorded in the comparable quarter in fiscal 1996.

Extraordinary Item. During the quarter ended April 30, 1997, the Company recorded revenue of $10,000,000, net of $3,400,000 of deferred income taxes, as a result of a litigation settlement with one of its insurance agents and its broker. See Note 1 of Notes to Financial Statements.

Net Income. For the quarter ended April 30, 1997, the Company reported net income before income taxes and extraordinary item of $427,440 compared to net income before income taxes and extraordinary item of $529,169 in the quarter ended April 30, 1996. The Company reported net income of $6,882,113 in the quarter ended April 30, 1997 compared to net income of $349,169 in the previous comparable quarter. In addition to the components of net income previously discussed, the net income for the quarter ended April 30, 1997 included income tax expense of $145,327 compared to income tax expense of $180,000 in the previous comparable quarter.

COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996

FISCAL 1997 COMPARED TO FISCAL 1996

Revenues. During the six months ended April 30, 1997 and 1996, the Company derived its pari-mutuel income by conducting live racing meets of 88 days, respectively, and in the operation of its tele-tracks for off-track wagering. During each six month period, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management, the Company operates tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana that were formerly operated by Jefferson Downs.

For the six months ended April 30, 1997, the Company reported total in-state pari-mutuel wagering of $90,371,291 compared to $86,445,679 for the six months ended April 1996.

Comparative pari-mutuel wagering and attendance figures for the six months ended April 30, 1997 and 1996 are as follows:


                                                                For the Six Months Ended April 30, 1997

                                                                  1997                           1996
                                                             ------------                    ------------
Pari-mutuel wagering:
   On-track handle                                          $  20,200,754                    $ 20,180,889
   Off-track handle                                            70,170,537                    $ 66,264,790
                                                            -------------                    ------------
   Total in-state wagering                                  $  90,371,291                    $ 86,445,679
                                                            =============                    ============

   Out-of-state simulcast
      handle                                                $ 165,823,806                    $116,590,172
                                                            =============                    ============

Total Attendance                                                  282,268                         253,174
                                                            =============                    ============

As noted in the above table, the on-track handle is consistent with prior year.

The $3,905,747 increase in off-track handle is primarily due to full card simulcasting which began in January 1996. The $49,233,634, or 42%, increase in out-of-state handle is the result of continued efforts to telecast the Company's races to new out-of-state markets. During the six months ended April 30, 1997, there were several new markets telecasting the Company's races including Ohio, Oklahoma, Florida, Michigan and New York.

As a result of the increase in total wagering, the Company's operating revenues increased by $1,611,005, or 10%, from the comparable six months in 1996. This included increases of $1,237,484, or 11%, in pari-mutuel commissions, $627,544, or 24%, in host track fees and $100,255, or 17%, in video poker revenue, partially offset by decreases in admissions and miscellaneous revenue. The new Jefferson Parish tele-track facility accounted for a significant portion of the increase in video poker revenues.

Racing Expenses. Total racing expenses increased by $845,029, or 6%, over the comparable six months in 1996, primarily as a result of increases in purses, racing salaries, contracts and services, host track fees, and program paper, forms and other supplies, arising out of increased pari-mutuel handle. This increase was partially offset by a decrease in depreciation expense. The temporary racing facilities, build after the December 17, 1993 fire, became fully depreciated in January 1997.

General and Administrative Expenses. General and administrative expenses for the six months ended April 30, 1997 increased $76,294, or 4%, from the previous comparable six months. The increase was a result of an increase in legal, audit and director fees resulting from the fire related litigation partially offset by decreases in office salaries and insurance costs.

Other Income (Expenses). Total other income decreased $209,627 from the previous comparable six months primarily as a result of a decrease in Jazz and Heritage Festival income of $487,782. This decreased revenue was partially offset by a fire litigation settlement of $268,125 during the six months ended April 30, 1997.

Extraordinary Item. During the six months ended April 30, 1997, the Company recorded revenue of $10,000,000, net of $3,400,000 of deferred income taxes as a result of a litigation settlement with one of its insurance agents and broker.

Net Income. For the six months ended April 30, 1997, the Company reported net income before income taxes and extraordinary item of $2,013,728 compared to net income before income taxes and extraordinary item of $1,533,673 for the six months ended April 30, 1996. The Company reported net income of $7,929,060 for the six months ended April 30, 1997 compared to net income of $1,013,673 for the previous comparable six months. In addition to the components of net income previously discussed, the net income for the six months ended April 30, 1997 included income tax expense of $684,668 compared to income tax expense of $520,000 in the previous comparable period.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents decreased $5,824,491 during the six months ended April 30, 1997 compared to an increase of $332,726 during the six months ended April 30, 1996. The decrease in cash and cash equivalents in the current period was the result of cash used for financing of $6,149,906, cash used for operations of $2,913,195, and cash provided by investing activities of $3,238,610. Financing activities included cash used to pay a portion of the Company's debts to FNBC and Marie G. Krantz.

The most significant investing activities were the litigation settlement of $10,000,000 which, as described below, was paid to FNBC in connection with the construction financing closed on April 9, 1997, and the approximately $6,000,000 of restricted cash set aside by the Company and FNBC for construction purposes.

As of April 30, 1997, the Company had received approximately $29.5 million in insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers, including the $10 million settlement proceeds described below. On November 18, 1996, the Company reached an out-of-court settlement with the insurance agent and insurance broker in certain pending litigation described herein. The settlement provided that the settling defendants were to pay the Company $10,000,000 in the aggregate. In addition, each such settling defendant is to share with the Company, in accordance with an agreed-upon formula, in any settlement with or award of damages against Travelers. The settlement funds were deposited into an escrow account pending resolution of certain issues, and were paid out in connection with the April 1997 financing.

The Company's tele-track facility at the Fair Grounds Race Course, which also serves as a temporary clubhouse area, was opened on December 22, 1994. The total cost for debris removal and the construction of the tele-track facility was approximately $3.2 million. During the Summer of 1994, the Company approved the plans for a new racing facility and commenced construction of the facility in August 1994. The total cost of the facility, together with furniture, fixtures, equipment and certain fees and permit costs, was anticipated to be approximately $24.3 million at the time construction commenced, which is in addition to the $3.2 million relating to debris removal and construction of the tele-track facility, as described above. As a result of the cessation of construction, the Company now believes that total construction costs, including costs already incurred, may be approximately $32 million in the aggregate. The construction of the new facility is progressing and the temporary tent facilities are being removed.

Financing for New Facility

On April 9, 1997, the Company's existing Loan Agreement with FNBC was amended to increase the aggregate amount borrowed to $13,512,291, which was comprised of (i) the balance outstanding under the Loan Agreement as of the date of such closing and (ii) an additional $6,778,275 borrowed at the closing. At the time of the closing, the additional funds borrowed were deposited in a restricted account and are being used for purposes of completing the construction of the Company's new grandstand facility. At the same time, the $10,000,000 which had been paid to the Company in settlement of certain fire-related litigation described elsewhere herein, and which had been held in escrow pending the closing of the Company's financing with FNBC, was paid to FNBC. Accordingly, even though the amount of restricted cash being held for construction purposes was approximately $6.2 million as of April 30, 1997, the principal balance outstanding under the Loan Agreement as of such date was $3,468,985.

Interest on the revised FNBC loan, at the rate of 9% per annum, is to be paid semi-monthly, and principal payments of $52,740 are to be made monthly. Such payments of principal and interest are to be first made out of the funds received under the video poker franchise fee relief legislation. Any excess franchise fee relief monies are to be applied as a prepayment of principal. In addition, as required under the video poker franchise fee relief legislation, insurance proceeds received by the Company must also be applied to reduce the principal balance of the loan. The entire principal balance is due on June 30, 1999.

In addition to the existing security under the Loan Agreement, which includes mortgages and security interests on substantially all of the Company's real and personal property, fixtures, equipment, accounts and inventory, as well as a security interest in the shares of common stock of the Company owned by Marie and Bryan Krantz, the loan is secured by (i) liquid collateral with a market value of $5.8 million; (ii) a security interest in the video poker franchise fee relief monies; (iii) a pledge by the Company of all proceeds from disputed claims arising out of the December 1993 fire; (iv) an assignment of the Company's contract with the Jazz and Heritage Festival; (v) an assignment of the Company's agreement with Finish Line regarding the operation of off-track facilities; and (vi) an agreement by the Company not to assign, pledge or otherwise encumber its racing and off-track licenses.

At the time of the closing of the loan, FNBC also agreed to lend up to $5,221,725 to the Company, for use in completing construction. That loan will also be secured by the same collateral that secures the first loan, except that the second loan provides for monthly payments of interest, with the entire principal balance outstanding due on October 31, 1998. As of April 30, 1997, no funds had been advanced to the Company by FNBC under such loan.

The Company believes that, apart from the restricted cash which is committed to the construction of the facility, its existing cash and cash from operations will be adequate to fund operations for the next twelve (12) months. The Company believes that with its current financing, it will have sufficient funds to complete the construction of the new grandstand facility. Construction has commenced and is expected to be completed in the Fall of 1997. For the longer term, it is difficult to determine what effect the anticipated change from the temporary tent facilities to the new permanent facility will have on both operating income and expenses. While the Company believes that the completion of the new facility will have a positive effect on attendance and wagering, there can be no assurance of any increases in patronage or handle.

Other Financing

In January 1997, the Company received an advance of $1,000,000 from VSI, which the Company has begun to repay in six equal monthly payments beginning in February 1997.

Impact of Inflation

To date, inflation has not had a material effect in the Company's operations.

                                    PART II
                               OTHER INFORMATION

Item 1.         Legal Proceedings.

For a description of material developments during the three months ended April 30, 1997 in legal proceedings to which the Company is a party, see Note 1, "Commitments and Contingencies," in the Notes to Financial Statements which are set forth in Part I of this Form 10-Q and incorporated herein by reference.


Item 6.         Exhibits and Reports on Form 8-K

No reports on Form 8-K.

Exhibit 27 - Financial Data Schedule - (for SEC use only).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        FAIR GROUNDS CORPORATION
                                        ------------------------
                                              (Registrant)


Date: July 2, 1997                      By: /s/ Bryan G. Krantz
                                            -------------------
                                        Bryan G. Krantz
                                        President



Date: July 2, 1997                      By:  /s/ Gordon M. Robertson
                                        ----------------------------
                                        Gordon M. Robertson
                                        Chief Financial Officer