Form 10-Q
period 1997-07-31
FAIR GROUNDS CORP
filed 1997-09-15
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934



For Quarter Ended July 31, 1997                  Commission File Number O-7607
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

            x   Yes         No
          ------      ------

        468,580 Common Shares were outstanding as of September 5, 1997.

                            FAIR GROUNDS CORPORATION

                                     INDEX

                                                                                                                Page
                                                                                                                ----
PART I.        FINANCIAL INFORMATION

               Item 1.        Financial Statements
                              Balance Sheet, July 31, 1997 (Unaudited)
                              and Balance Sheet, October 31, 1996 ........................................        1

                              Statements of Operations and Retained
                              Earnings for the Three Months Ended
                              July 31, 1997 and 1996 (Unaudited) .........................................        3

                              Statements of Operations and Retained
                              Earnings for the Nine Months Ended
                              July 31, 1997 and 1996 (Unaudited)..........................................        6

                              Statements of Cash Flows for the Nine
                              Months Ended July 31, 1997 and 1996
                              (Unaudited) ................................................................        9

                              Notes to Financial Statements for the Nine
                              Months Ended July 31, 1997 (Unaudited)......................................       11

               Item 2.        Management's Discussion and Analysis of Financial
                              Condition and Results of Operations  .......................................       19


PART II.       OTHER INFORMATION

               Item 1.        Legal Proceedings...........................................................       26

               Item 4.        Submission of Matters to a Vote of Security Holders.........................       26

               Item 6.        Exhibits and Reports on Form 8-K............................................       26


SIGNATURES                    ............................................................................       27

                                     PART I
                             FINANCIAL INFORMATION

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                                                             (Unaudited)
                                                                               July 31,               October 31,
                                                                                1997                      1996
                                                                            ------------             ------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                             $  3,718,737             $  6,264,934
      Cash and cash equivalents
           - restricted                                                        1,180,585                  133,929
      Accounts receivable                                                      1,081,541                  866,816
      Mutuel settlements                                                         100,120                   82,535
      Securities-available for sale                                              203,915                  188,125
      Inventory                                                                   93,454                   84,248
      Deferred income taxes                                                      310,940                  310,940
      Prepaid expenses                                                           568,487                  425,983
                                                                            ------------             ------------
           Total Current Assets                                                7,257,779                8,357,510
                                                                            ------------             ------------
OTHER ASSETS                                                                     120,434                  101,684
                                                                            ------------             ------------
PROPERTY, PLANT AND EQUIPMENT
      Buildings and improvements                                              13,822,580               13,820,927
      Construction in progress                                                21,532,653               15,841,736
      Land improvements                                                        4,270,535                4,270,535
      Temporary facilities                                                     2,686,044                2,686,044
      Automotive equipment                                                       816,490                  824,720
      Machinery and equipment                                                    958,666                  891,630
      Furniture and fixtures                                                     182,936                  171,631
                                                                            ------------             ------------
           Total          44,269,904                                          38,507,223

      Less: accumulated depreciation
           and amortization                                                  (16,544,145)             (15,461,101)
                                                                            ------------             ------------
      Depreciable property - net                                              27,725,759               23,046,122
      Land                                                                     3,286,281                3,286,281
                                                                            ------------             ------------
           Property - net                                                     31,012,040               26,332,403
                                                                            ------------             ------------
           TOTAL ASSETS                                                     $ 38,390,253             $ 34,791,597
                                                                            ============             ============












(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                                                              (Unaudited)
                                                                                July 31,              October 31,
                                                                                 1997                     1996
                                                                            ------------             -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Notes payable                                                         $    632,880             $  9,952,223
      Accounts payable                                                         1,084,666                  651,621
      Accrued liabilities:
           Deferred purses                                                     4,539,080                6,693,055
           Host track fees                                                       317,456                  342,153
           Uncashed mutuel tickets                                               396,236                  332,016
           Other                                                                 136,164                  348,258
      Deferred revenue                                                               -                      6,000
      Income taxes payable                                                           -                     50,000
                                                                            ------------             ------------
           Total Current Liabilities                                           7,106,482               18,375,326
                                                                            ------------             ------------

LONG-TERM DEBT                                                                 2,747,952                      -

DEFERRED INCOME TAXES                                                          8,640,998                4,525,687
                                                                            ------------             ------------
           Total Liabilities                                                  18,495,432               22,901,013
                                                                            ------------             ------------

COMMITMENTS AND CONTINGENCIES                                                        -                        -
                                                                            ------------             ------------
STOCKHOLDERS' EQUITY
      Capital stock - no par value;
           authorized 600,000 shares,
           issued and outstanding
           469,940 shares                                                      1,525,092                1,525,092
      Additional paid-in-capital                                               1,936,702                1,936,702
      Retained earnings                                                       16,469,987                8,481,440
      Unrealized loss on securities
           available for sale                                                     (1,435)                 (17,125)
                                                                            ------------             ------------
           Total                                                              19,930,346               11,926,109

      Less:  treasury stock at cost,
           1,360 shares                                                          (35,525)                 (35,525)
                                                                            ------------             ------------
           Total Stockholders' Equity                                         19,894,821               11,890,584
                                                                            ------------             ------------
           TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                        $ 38,390,253             $ 34,791,597
                                                                            ============             ============








See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                                1997                      1996
                                                                                ----                      ----
REVENUES
      Pari-mutuel commissions                                               $  4,533,902             $  4,233,145
      Breakage                                                                   116,711                  110,340
      Uncashed mutuel tickets                                                    216,482                  184,291
                                                                            ------------             ------------
           Total                                                               4,867,095                4,527,776

      Less: pari-mutuel tax                                                      649,702                  627,033
                                                                            ------------             ------------
           Commission income                                                   4,217,393                3,900,473
           Host track fees                                                         3,294                      -
                                                                            ------------             ----------

           Total Mutuel Income                                                 4,220,687                3,900,473
      Concessions                                                                255,560                  257,649
      Video poker (net)                                                          339,395                  275,664
      Admissions (net of taxes)                                                   80,802                   90,891
      Programs and forms                                                         330,325                  353,495
      Miscellaneous                                                              368,210                  132,222
                                                                            ------------             ------------

           Total Operating Revenues                                            5,594,979                5,010,664
                                                                            ------------             ------------
RACING EXPENSES
      Purses                                                                   1,578,614                1,473,594
      Salaries and related taxes
           and benefits                                                        1,217,318                1,113,179
      Contracts and services                                                     447,255                  369,888
      Host track fees                                                            727,979                  669,791
      Depreciation                                                               310,408                  532,659
      Cost of sales - concessions                                                108,457                   98,416
      Utilities                                                                  140,199                  153,106
      Repairs and maintenance                                                    228,718                  113,767
      Program paper, forms and other
           supplies                                                              347,533                  286,038
      Advertising and promotion                                                  231,386                   82,422
      Rent                                                                        67,216                   67,050
      Miscellaneous                                                              159,598                   79,786
                                                                            ------------             ------------
           Total Racing Expenses                                            $  5,564,681             $  5,039,696
                                                                            ------------             ------------









(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
               FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                                 1997                     1996
                                                                                 ----                     ----
GENERAL AND ADMINISTRATIVE EXPENSES
      Salaries and related taxes
           and benefits                                                    $     267,072              $   337,665
      Insurance                                                                  164,627                  182,718
      Property taxes                                                              99,080                  102,679
      Legal, audit and director fees                                             208,499                  273,810
      Loan closing costs                                                         151,147                   52,788
      Contract services                                                           40,863                   47,656
      Office expenses                                                             96,985                   44,690
      Miscellaneous                                                               13,529                   55,441
                                                                           -------------              -----------
           Total General and
           Administrative Expenses                                             1,041,802                1,097,447
                                                                           -------------              -----------

LOSS FROM OPERATIONS                                                          (1,011,504)              (1,126,479)

OTHER INCOME (EXPENSE)
      Jazz and Heritage Festival Income                                          879,116                  869,676
      Interest expense                                                           (35,230)                (222,280)
      Interest income                                                                -                      6,438
      Video poker tax relief                                                     257,745                  679,108
      Gain on sale of property                                                       -                     91,963
                                                                           -------------              -----------
INCOME BEFORE PROVISION FOR INCOME
        TAXES                                                                     90,127                  298,426

      Provision for income taxes                                                  30,643                  101,000
                                                                           -------------              -----------
NET INCOME (per share - 1997 $0.13,
      1996 - $0.42)                                                        $      59,484              $   197,426
RETAINED EARNINGS, BEGINNING OF
        PERIOD                                                                16,410,503                8,615,415
                                                                           -------------              -----------
RETAINED EARNINGS, END OF
      PERIOD                                                               $  16,469,987              $ 8,812,841
                                                                           =============              ===========
CASH DIVIDENDS PER SHARE                                                   $        NONE              $      NONE
                                                                           =============              ===========

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
               FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                                1996                      1996
                                                                            ------------              -----------
WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING                                                         469,940                  469,940
                                                                            ============              ===========














































See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                                1997                     1996
                                                                             88 Days of               88 Days of
                                                                             Live Racing              Live Racing
                                                                             -----------              -----------
REVENUES
      Pari-mutuel commissions                                               $ 16,775,622             $ 15,237,381
      Breakage                                                                   379,822                  348,231
      Uncashed mutuel tickets                                                    303,528                  281,411
                                                                            ------------             ------------
           Total                                                              17,458,972               15,867,023

      Less: pari-mutuel tax                                                    2,217,449                2,057,959
                                                                            ------------             ------------
           Commission income                                                  15,241,523               13,809,064
           Host track fees                                                     3,283,893                2,653,055
                                                                            ------------             ------------

           Total Mutuel Income                                                18,525,416               16,462,119

      Concessions                                                              1,242,560                1,246,345
      Video poker (net)                                                        1,019,522                  855,536
      Admissions (net of taxes)                                                  228,497                  278,128
      Parking                                                                     20,581                   14,967
      Programs and forms                                                       1,209,430                1,158,827
      Miscellaneous                                                              571,852                  606,616
                                                                            ------------             ------------

           Total Operating Revenues                                           22,817,858               20,622,538
                                                                            ------------             ------------

RACING EXPENSES
      Purses                                                                   6,196,573                5,680,253
      Salaries and related taxes
           and benefits                                                        4,555,048                4,134,471
      Contracts and services                                                   1,939,415                1,710,737
      Host track fees                                                          1,839,132                1,576,857
      Depreciation                                                             1,083,042                1,617,379
      Cost of sales - concessions                                                505,252                  457,277
      Utilities                                                                  515,363                  541,822
      Repairs and maintenance                                                    425,203                  286,277
      Program paper, forms and other
           supplies                                                            1,278,252                1,126,165
      Advertising and promotion                                                  797,360                  645,193
      Rent                                                                       221,672                  225,696
      Miscellaneous                                                              508,332                  492,503
                                                                            ------------             ------------
           Total Racing Expenses                                            $ 19,864,644             $ 18,494,630
                                                                            ------------             ------------





(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
                FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                                1997                     1996
                                                                             88 Days of               88 Days of
                                                                             Live Racing              Live Racing
                                                                             -----------              -----------
GENERAL AND ADMINISTRATIVE EXPENSES
      Salaries and related taxes
           and benefits                                                     $    736,042             $    935,704
      Insurance                                                                  633,674                  768,900
      Property taxes                                                             300,339                  295,402
      Legal, audit and director fees                                             871,745                  641,288
      Loan closing fees                                                          151,147                  110,164
      Contracts and services                                                     149,796                  120,335
      Office expenses                                                            301,737                  230,840
      Miscellaneous                                                              126,864                  148,062
                                                                            ------------             ------------
           Total General and
           Administrative Expenses                                             3,271,344                3,250,695
                                                                            ------------             ------------
INCOME (LOSS) FROM OPERATIONS                                                   (318,130)              (1,122,787)

OTHER INCOME (EXPENSE)
      Jazz and Heritage Festival income                                        1,051,432                1,529,774
      Video poker tax relief                                                   1,432,840                1,964,518
      Litigation settlement                                                      268,125                      -
      Interest expense                                                          (391,182)                (610,600)
      Interest income                                                             60,770                   15,595
      Loss on sale of investments                                                    -                    (36,364)
      Gain on sale of property                                                       -                     91,963
                                                                            ------------             ------------
INCOME BEFORE INCOME TAXES
      AND EXTRAORDINARY ITEM                                                   2,103,855                1,832,099

      Provision for income taxes                                                 515,311                  621,000
                                                                            ------------             ------------
NET INCOME BEFORE EXTRAORDINARY
      ITEM (per share - 1997 $3.38,
      1996 $2.58)                                                              1,588,544                1,211,099

Extraordinary item - gain from fire
      (net of taxes)                                                           6,400,000                      -
                                                                            ------------             ------------
NET INCOME (per share 1997 $17.00,
      1996 $2.58)                                                           $  7,988,544             $  1,211,099

RETAINED EARNINGS,
      BEGINNING OF PERIOD                                                      8,481,443                7,601,742
                                                                            ------------             ------------

RETAINED EARNINGS, END OF PERIOD                                            $ 16,469,987             $  8,812,841
                                                                            ============             ============



(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
                FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
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

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                                 1997                     1996
                                                                            ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                            $  7,988,544             $  1,211,099
                                                                            ------------             ------------
      Adjustments to reconcile net income
           to net cash provided (used for)
           operating activities:
           Extraordinary item -
                gain from fire                                               (10,000,000)                     -
           Depreciation                                                        1,083,042                1,617,379
           Deferred income taxes                                               4,115,311                  621,000
           Gain on sale of property                                                  -                    (91,963)
           Loss on sale of securities                                                -                     36,363
           Change in assets and liabilities:
           (Increase) decrease in:
                Accounts receivable                                             (232,310)                (104,848)
                Inventory                                                         (9,206)                      25
                Prepaid expenses                                                (142,500)                 (98,925)
                Restricted cash                                                  133,929                  154,909

           Increase (decrease) in
                Accounts payable and
                     accrued liabilities                                         146,254                   78,680
                Contracts payable                                                    -                 (4,864,199)
                Deferred revenue                                                  (6,000)                 (16,399)
                Uncashed Mutual Tickets                                           64,220                      -
                Deferred purses                                               (2,153,975)              (1,554,410)
                                                                            ------------              -----------
                     Total adjustments                                        (7,001,235)              (4,222,388)
                                                                            ------------              -----------
           Net cash provided by (used for)
                operating activities                                             987,309               (3,011,289)
                                                                            ------------              -----------
CASH FLOWS FROM (USED FOR)
      INVESTING ACTIVITIES
           Proceeds from litigation
                 settlement                                                   10,000,000                      -
           Capital expenditures                                               (5,762,780)                (755,243)
           Deposits           (18,750)                                             2,080
           Increase in restricted cash
                 for construction                                             (1,180,585)                     -
           Proceeds from sale of
                 investment securities                                               -                    225,420
           Proceeds from sale of property                                            -                     91,963
                                                                            ------------              -----------
           Net cash provided by (used for)
                investing activities                                           3,037,885                 (435,780)
                                                                            ------------              -----------


(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                                 1997                     1996
                                                                              ----------               ----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Loan proceeds                                                         $  6,993,925              $ 8,822,695
      Principal repayments on loans                                          (13,565,316)              (2,765,502)
      Advances from third party                                                1,000,000                1,000,000
      Repayments to third party                                               (1,000,000)              (1,000,000)
                                                                            ------------            -------------
      Net cash provided by (used for)
           financing activities                                               (6,571,391)               6,057,193
                                                                            ------------            -------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                       (2,546,197)               2,610,124

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                                      6,264,934                1,118,590
                                                                            ------------              -----------
CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                                            3,718,737              $ 3,728,714
                                                                            ============              ===========
SUPPLEMENTAL DISCLOSURES:

      Interest paid                                                         $    391,182              $   610,600
                                                                            ============              ===========



























(Continued)

                            FAIR GROUNDS CORPORATION
                       NOTES TO FINANCIAL STATEMENTS For
                  THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)


NOTE 1 - COMMITMENTS AND CONTINGENCIES

Fire Related Litigation

The Company is a party to a number of legal proceedings which have arisen as a result of the December 1993 fire or in connection with the Company's efforts to collect insurance proceeds subsequent to the fire. The following is a brief description of such fire-related proceedings:

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

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)

NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         In late 1996, the Company and the three insurance companies entered into settlements with certain defendants, specifically the manufacturer of a lighting ballast and an architect. After division of the settlement proceeds among the Company and the three insurance companies and the payment of various litigation expenses, the Company received approximately $268,000. The remainder of the case against ADT was tried in March 1997 and resulted in an award in favor of the Company of approximately $48.4 million in damages against ADT, plus interest. In June 1997, the insurance company that insured the first $7 million of ADT's liability tendered approximately $9.3 million in partial settlement of the action. After a dispute with its own property insurers over the division of these funds was resolved, in August 1997 the Company received approximately $4 million after litigation expenses. The judgment has been appealed by ADT. See Notes 3 and 5 for additional facts concerning this litigation and award.

3. The Company was a defendant, along with its general liability insurance carrier, United National Insurance Company ("United National"), in a civil action filed in December 1994 in the United States District Court for the Eastern District of Louisiana by St. Paul Mercury

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)

NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Insurance Company ("St. Paul"), the insurer of the computerized betting equipment at the race track. St. Paul alleged that it was subrogated to its insured's rights to collect damages and that it paid approximately $1,175,000 to its insured for the loss of equipment in the fire.

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

         In May 1997, the St. Paul suit was settled pursuant to an agreement whereby ADT agreed to pay an undisclosed sum and United National, as the Company's insurer, agreed to pay $275,000. The Company may be obligated to reimburse the $275,000 to United National depending upon the outcome of the pending appeal in the declaratory judgment action.

As to the pending matters described above, there can be no assurance that the Company will be successful in any of its claims or defenses. Accordingly, no assurance can be given that additional recoveries of insurance proceeds, if any, will reimburse the Company adequately for the loss or destruction of its property in the fire.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)

NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Litigation

In 1996, a suit was filed in U.S. District Court in Baton Rouge by Livingston Downs Racing Association ("Livingston") naming the Company and other defendants in an antitrust/civil RICO suit. This suit is currently in early discovery stages. Management of the Company believes the action is without merit. Livingston had previously filed a series of other legal actions against the Company which were resolved in the Company's favor.

A suit was also filed in 1996 by Livingston against the Company and the State of Louisiana seeking a judgment that the State off-track betting law is unconstitutional. The trial court ruled in the plaintiff's favor. The case is currently on appeal to the Louisiana Supreme Court. The Company believes it has no monetary exposure in this suit.

A suit was filed in 1996 by the Louisiana Horsemen's Benevolent and Protective Association ("HBPA") against the Company, the State of Louisiana, and all other pari-mutuel wagering facilities operating in Louisiana. The HBPA is seeking a larger portion of video poker proceeds. The Company believes it is currently in compliance with the guidelines established by the Louisiana State Police Gaming Division, which regulates compliance with the State video poker law. The Company does not believe it will have any monetary exposure as a result of this suit.

The Company was notified by the Department of Labor in 1996 of an alleged underpayment of overtime wages to certain employees. There has yet to be a determination of the amount, if any, that would be due from the Company if it were found to owe such back wages.

A class action suit has been filed by certain of the Company's past and current employees alleging an underpayment of back wages by the Company. There has yet to be a determination of the amount, if any, which would be due from the Company if it were found to be liable in the class action suit.

Except as described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)

NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

As of July 31, 1997, construction of the facility was approximately 77% completed, and the Company had incurred construction costs of approximately $21.5 million. Insurance proceeds recovered through July 31, 1997 and bank financing provided the source of funds used in such construction. Due to the suspension of construction from September 1995 through April 1997 for reason previously reported, the total cost of the project, which includes the cost of the already completed tele-track facility, is expected to be approximately $32 million.

NOTE 2 - NOTES PAYABLE

Construction Financing

As previously reported, the Company completed the modification of its construction financing with First National Bank of Commerce ("FNBC") on April 9, 1997. The existing Loan Agreement with FNBC was amended at such time to increase the aggregate amount borrowed to $13,512,291, which was comprised of
(i) the balance outstanding under the existing Loan Agreement as of the date of such closing and (ii) an additional $6,778,275 borrowed at the closing. At the time of the closing, the additional funds borrowed were deposited into a restricted account and are being used for purposes of completing the construction of the Company's new grandstand facility. At the same time, the $10,000,000 which had been paid to the Company in settlement of certain fire-related litigation described elsewhere herein, and which had been held in escrow pending the closing of the Company's financing with FNBC, was paid to FNBC.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)

NOTE 2 - NOTES PAYABLE (CONTINUED)

Interest on the modified FNBC loan, at the rate of 9% per annum, is to be paid semi-monthly, and principal payments of $52,740 are to be made monthly. Such payments of principal and interest are to be first satisfied out of the funds received under the video poker franchise fee relief legislation. Any excess franchise fees are to be applied as a prepayment of principal. In addition, as required under the video poker franchise fee relief legislation, insurance proceeds received by the Company must also be applied to reduce the principal balance of the loan. The entire principal balance is to be due on June 30, 1999.

In addition to the existing security under the Loan Agreement, which includes mortgages and security interests on substantially all of the Company's real and personal property, fixtures, equipment, accounts and inventory, as well as a security interest in the shares of common stock of the Company owned by Marie and Bryan Krantz, the loan is secured by (i) liquid collateral with a market value of $5.8 million provided by Marie Krantz, (ii) a security interest in the video poker franchise fee relief monies; (iii) a pledge by the Company of all proceeds from disputed claims arising out of the December 1993 fire; (iv) an assignment of the Company's contract with the Jazz and Heritage Festival; (v) an assignment of the Company's agreement with Finish Line regarding the operation of its off-track facilities; and (vi) an agreement by the Company not to assign, pledge or otherwise encumber its racing and off-track licenses.

At the time of the closing of the loan, FNBC also agreed to lend up to $5,221,725 to the Company for use in completing construction. That loan will also be secured by the same collateral that secures the first loan, except that the second loan may not be repaid with funds received by the Company from the video poker franchise fee relief legislation. The second loan provides for monthly payments of interest, with the entire principal balance outstanding due on October 31, 1998. As of July 31, 1997, no funds had been advanced to the Company by FNBC under such loan.

The Company believes it now has sufficient funds to complete the construction of the new grandstand facility. Construction resumed in April 1997 and it is currently anticipated that the facility will be completed in the Fall of 1997.

NOTE 3 - ADT LITIGATION JUDGMENT

As discussed in Note 1, the Company's action against ADT was tried in March 1997. On March 26, 1997, the jury returned a verdict in

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)

NOTE 3 - ADT LITIGATION JUDGMENT (CONTINUED)

favor of the Company and its three fire insurers, awarding them approximately $48.4 million in damages against ADT, plus interest. On April 17, 1997, the Court entered judgment giving effect to the jury's verdict and awarding damages to the Company of $31,847,157 plus legal interest from December 14, 1994 and 85% of its taxable court costs, with the $16.6 million balance of the $48.4 million verdict awarded to the Company's insurers. Post-judgment motions to set aside the judgment or reduce the amount of the judgment were denied by the trial court. In June 1997, the insurance company that insured the first $7 million of ADT's liability tendered approximately $9.3 million in partial settlement of the action. After a dispute with its own property insurers over the division of these funds was resolved, in August 1997 the Company received approximately $4 million after litigation expenses. The judgment has been appealed by ADT.

NOTE 4 - EXTRAORDINARY ITEM

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

NOTE 5 - SUBSEQUENT EVENT

In August 1997, as described above, the Company received $4,017,000 in connection with a partial settlement of the judgment which the Company obtained against ADT. Of such funds, approximately $2,800,000 were used to repay the outstanding balance under the Loan Agreement with FNBC, as described above. The remaining portion of such funds has been deposited into an interest bearing escrow account at FNBC, to be used in repaying the indebtedness under the additional $5,221,775 loan described in Note 2 above. During August and September 1997, the Company borrowed approximately $2,069,000 under such loan.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)

SUPPLEMENTAL FINANCIAL INFORMATION

The results of operation for the three and nine month periods ended July 31, 1997 are not necessarily indicative of the results which might be expected for the full year ending October 31, 1997.

The financial statements included herein are unaudited. However, such statements reflect all judgments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 1997 AND 1996

GENERAL

As previously reported, since January 1994 the Company has conducted most of its operations in temporary facilities.

In June 1997, subsequent to the Company's racing season, the temporary facilities were removed in anticipation of the completion of the new grandstand and clubhouse facilities which are expected to be completed in the Fall of 1997.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

REVENUES. During the quarters ended July 31, 1997 and 1996, the Company did not engage in live horse racing, but rather derived its pari-mutuel income from the operation of its tele-tracks for off- track wagering. During each quarter, the Company did not engage in live horse racing, but operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management, the Company operates tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana that were formerly operated by Jefferson Downs.

Comparative pari-mutuel wagering and attendance figures for the quarters ended July 31, 1997 and 1996 are as follows:

                                   For the Quarter Ended July 31,

                                     1997                 1996
                                -------------        -------------
Pari-mutuel wagering:
   Off-track handle             $  22,772,561        $  21,248,722
                                -------------        -------------
Total Off-Track Attendance            114,781               93,928
                                =============        =============

The $1,523,839, or 7%, increase in off-track handle is primarily the result of full-card simulcasting which continued to have a positive effect on off-track handle.

As a result of the increase in total wagering, the Company's operating revenues increased by $584,315, or 12%, from the comparable quarter in 1996. This included increases of $300,757, or 7%, in pari-mutuel commissions, and $63,731, or 23%, in video poker revenue, partially offset by decreases in admissions and concession revenue. The Jefferson Parish tele-track facility, opened in late 1995, accounted for a significant portion of the increase in video poker revenues.

RACING EXPENSES. Total racing expenses increased by $524,985, or 10%, over the comparable quarter in 1996, primarily as a result of increases in purses, racing salaries, contracts and services, host track fees, and program paper, forms and other supplies arising out of increased pari-mutuel handle, which increases were partially offset by a decrease in depreciation expense. The temporary racing facilities, built after the December 17, 1993 fire, became fully depreciated in January 1997.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended July 31, 1997 decreased $55,645, or .5%, from the comparable quarter in 1996 as a result of a decrease in administrative salaries and legal fees from the fiscal 1996 period. This decrease was partially offset by an increase in office expenses.

OTHER INCOME (EXPENSES). Total other income decreased $423,277 from the previous comparable quarter primarily as a result of a decrease in video poker tax relief of $421,363. The decrease is due to timing differences in the receipt of such funds during the year and did not represent a significant decrease in the total tax relief available to the Company on an annual basis.

NET INCOME. For the quarter ended July 31, 1997, the Company reported net income before income taxes and extraordinary item of $90,127 compared to net income before income taxes and extraordinary item of $298,426 in the quarter ended July 31, 1996. The Company reported net income of $59,484 in the quarter ended July 31, 1997 compared to net income of $197,426 in the previous comparable quarter. In addition to the components of net income previously discussed, the net income for the quarter ended July 31, 1997 included income tax expense of $30,643 compared to income tax expense of $101,000 in the previous comparable quarter.


COMPARISON OF THE NINE MONTHS ENDED JULY 31, 1997 AND 1996

FISCAL 1997 COMPARED TO FISCAL 1996

REVENUES. During each of the nine month periods ended July 31, 1997 and 1996, the Company derived its pari-mutuel income by conducting live racing meets of 88 days in each period and in the operation of its tele-tracks for off-track wagering. During each nine month period, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management, the Company operates tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana that were formerly operated by Jefferson Downs.

Comparative pari-mutuel wagering and attendance figures for the nine months ended July 31, 1997 and 1996 are as follows:

                    For the Nine Months Ended July 31,

                                     1997                    1996
                                 -------------           ------------
Pari-mutuel wagering:
   On-track handle               $  20,200,754           $ 20,180,889
   Off-track handle                 65,117,602           $ 57,601,682
                                 -------------           ------------
   Total wagering                $  85,318,356           $ 77,782,571
                                 =============           ============
Out-of-state simulcast
      handle                     $ 165,823,806           $116,590,172
                                 =============           ============
Total Attendance                       397,049                347,102
                                 =============           ============

The $7,515,920, or 13% increase in off-track handle is primarily due to full card simulcasting which began in January 1996. The $49,233,634, or 42%, increase in out-of-state handle is the result of continued efforts to telecast the Company's races to new out-of-state markets. During the nine months ended July 31, 1997, there were several new markets telecasting the Company's races including Ohio, Oklahoma, Florida, Michigan and New York.

As a result of the increase in total wagering, the Company's operating revenues increased by $2,195,320, or 11%, from the comparable nine months in 1996. This included increases of $1,538,241, or 10%, in pari-mutuel commissions, $630,838, or 24%, in host track fees and $163,986, or 19%, in video poker revenue, partially offset by decreases in admissions and miscellaneous revenue. The new Jefferson Parish tele-track facility accounted for a significant portion of the increase in video poker revenues.

RACING EXPENSES. Total racing expenses increased by $1,370,014, or 7%, over the comparable nine months in 1996, primarily as a result of increases in purses, racing salaries, contracts and services, host track fees, and program paper, forms and other supplies, arising out of increased pari-mutuel handle. These increases were partially offset by a decrease in depreciation expense. The temporary racing facilities built after the December 17, 1993 fire, became fully depreciated in January 1997.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended July 31, 1997 increased $20,649, or .6%, from the previous comparable nine months. The increase was a result of an increase in legal, audit and director fees resulting from the fire related litigation partially offset by decreases in office salaries and insurance costs.

OTHER INCOME (EXPENSES). Total other income decreased $532,901 from the previous comparable nine months primarily as a result of a decrease in Jazz and Heritage Festival income of $478,342 due to inclement weather during the first weekend of the seven day festival in 1997. This decreased revenue was partially offset by a fire litigation settlement of $268,125 during the nine months ended July 31, 1997.

EXTRAORDINARY ITEM. During the nine months ended July 31, 1997, the Company recorded revenue of $10,000,000, net of $3,400,000 of deferred income taxes as a result of a litigation settlement with one of its insurance agents and broker.

NET INCOME. For the nine months ended July 31, 1997, the Company reported net income before income taxes and extraordinary item of $2,103,855 compared to net income before income taxes and extraordinary item of $1,832,099 for the nine months ended July 31, 1996. The Company reported net income of $7,988,544 for the nine months ended July 31, 1997 compared to net income of $1,211,099 for the previous comparable nine months. In addition to the components of net income previously discussed, the net income for the nine months ended July 31, 1997 included income tax expense of $515,311 compared to income tax expense of $621,000 in the previous comparable period.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents decreased $2,546,197 during the nine months ended July 31, 1997 compared to an increase of $2,610,124 during the nine months ended July 31, 1996. The decrease in cash and cash equivalents in the current period was the result of cash used for financing of $6,571,391, cash provided by operations of $987,309, and cash provided by investing activities of $3,037,885. Financing activities included cash used to pay a portion of the Company's debts to FNBC and Marie G. Krantz.

The most significant investing activity was the litigation settlement of $10,000,000 which, as described below, was paid to FNBC in connection with the construction financing closed on April 9, 1997. In addition, approximately $5.8 million was spent in connection with the ongoing construction of the Company's new racing facility.

As of July 31, 1997, the Company had received approximately $29.5 million in insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers, including the $10 million settlement proceeds described below. On November 18, 1996, the Company reached an out-of-court settlement with the insurance agent and insurance broker in certain pending litigation described herein. The settlement provided that the settling defendants were to pay the Company $10,000,000 in the aggregate. In addition, each such settling defendant is to share with the Company, in accordance with an agreed-upon formula, in any settlement with or award of damages against Travelers. The settlement funds were deposited into an escrow account pending resolution of certain issues, and were paid out in connection with the April 1997 financing.

The Company's tele-track facility at the Fair Grounds Race Course, which also serves as a temporary clubhouse area, was opened on December 22, 1994. The total cost for debris removal and the construction of the tele-track facility was approximately $3.2 million. During the Summer of 1994, the Company approved the plans

                                      -22
for a new racing facility and commenced construction of the facility in August 1994. The total cost of the facility, together with furniture, fixtures, equipment and certain fees and permit costs, was anticipated to be approximately $24.3 million at the time construction commenced, which is in addition to the $3.2 million relating to debris removal and construction of the tele- track facility, as described above. As a result of the cessation of construction from September 1995 to April 1997, the Company now believes that total construction costs, including costs already incurred, may be approximately $32 million in the aggregate. The construction of the new facility is progressing and the temporary tent facilities have been removed.

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

Interest on the revised FNBC loan, at the rate of 9% per annum, is to be paid semi-monthly, and principal payments of $52,740 are to be made monthly. Such payments of principal and interest are to be first made out of the funds received under the video poker franchise fee relief legislation. Any excess franchise fee relief monies are to be applied as a prepayment of principal. In addition, as required under the video poker franchise fee relief legislation, insurance proceeds received by the Company must also be applied to reduce the principal balance of the loan. The entire principal balance is due on June 30, 1999; however, as described below, the balance of the loan was paid in full during August 1997.

In addition to the existing security under the Loan Agreement, which includes mortgages and security interests on substantially all of the Company's real and personal property, fixtures, equipment, accounts and inventory, as well as a security interest in the shares of common stock of the Company owned by Marie and Bryan Krantz, the loan is secured by (i) liquid collateral provided by Marie Krantz in the form of investment securities with a market value of $5.8 million; (ii) a security interest in the video poker franchise fee relief monies; (iii) a pledge by the Company of all proceeds from disputed claims arising out of the December 1993 fire; (iv) an assignment of the Company's contract with the Jazz and Heritage Festival; (v) an assignment of the Company's agreement with Finish Line regarding the operation of off-track facilities; and (vi) an agreement by the Company not to assign, pledge or otherwise encumber its racing and off-track licenses.

At the time of the closing of the loan, FNBC also agreed to make a second loan of up to $5,221,725 to the Company, for use in completing construction.

That loan is to be secured by the same collateral that secures the first loan, except that the second loan provides for monthly payments of interest, with the entire principal balance outstanding due on October 31, 1998. As of July 31, 1997, no funds had been advanced to the Company by FNBC under such loan; however, during August and September 1997, the Company borrowed approximately $2,069,000 under such loan.

In August 1997, the Company received $4,017,000 in connection with a partial settlement of the judgment which the Company obtained against ADT. See Notes 1, 3 and 5 of Notes to Financial Statements. Of such funds, approximately $2,800,000 were used to repay the outstanding balance under the Loan Agreement with FNBC, as described above. The remaining portion of such funds has been deposited into an interest bearing escrow account at FNBC, to be used in repaying the indebtedness under the additional $5,221,775 loan described above.

The Company believes that, apart from the restricted cash which is committed to the construction of the facility, its existing cash and cash from operations will be adequate to fund operations for the next 12 months. The Company believes that with its current financing, it will have sufficient funds to complete the construction of the new grandstand facility. Construction has commenced and is expected to be completed in the Fall of 1997. For the longer term, it is difficult to determine what effect the anticipated change from the temporary tent facilities to the new permanent facility will have on both operating income and expenses. While the Company believes that the completion of the new facility will have a positive effect on attendance and wagering, there can be no assurance of any increases in patronage or handle.

In January 1997, the Company received an advance of $1,000,000 from VSI, which the Company repaid in six equal monthly payments beginning in February 1997, and ending in July 1997.

Impact of Inflation

To date, inflation has not had a material effect in the Company's operations.

                                    PART II
                               OTHER INFORMATION

Item 1.    Legal Proceedings.

For a description of material developments during the three months ended July 31, 1997 in legal proceedings to which the Company is a party, see Note 1, "Commitments and Contingencies," in the Notes to Financial Statements which are set forth in Part I of this Form 10- Q and incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 20, 1997, the Company's shareholders elected directors and also ratified the Board of Directors' appointment of Rebowe & Company, Certified Public Accountants (A Professional Corporation), as independent accountants, with 349,821 shares voted for ratification, no shares voted against and no abstentions. The voting with respect to the nominees for election as directors was as follows:




                                           Votes                Abstentions
                                   ---------------------        ------------
Nominee                              For        Withheld
                                     ---        --------
Katherine F. Duncan              349,821            0                0

Richard Katcher                  349,341            480              0

Bryan G. Krantz                  349,821            0                0

Marie G. Krantz                  349,821            0                0

Ronald S. Maestri                349,341            480              0

Charmaine R. Morel               349,341            480              0

Wayne E. Thomas                  349,821            0                0

Item 6.    Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FAIR GROUNDS CORPORATION
                                            ------------------------------------
                                                       (Registrant)

Date: September 15, 1997                        By: /s/ Bryan G. Krantz
                                                    ----------------------------
                                                Bryan G. Krantz
                                                President

Date: September 15, 1997                     By:  /s/ Gordon M. Robertson
                                                --------------------------------
                                                Gordon M. Robertson
                                                Chief Financial Officer