Form 10-K405
period 1997-10-31
FAIR GROUNDS CORP
filed 1998-02-25
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended October 31, 1997        Commission file number 0-7607
                          ----------------                               ------

                            FAIR GROUNDS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Louisiana                                                   72-0361770
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

1751 Gentilly Blvd., New Orleans LA                                     70119
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number including area code            504/944-5515
                                                      -------------------------

Securities registered pursuant to Section 12(b) of the Act:


         Title of each class         Name of each exchange on which registered
         -------------------         -----------------------------------------

          NOT APPLICABLE                              NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,980,096 computed by reference to the average bid and asked prices of such stock on February 13, 1998.

The number of shares outstanding of the issuer's single class of common stock was 468,580 as of February 13, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Information Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

                               PAGE 1 OF 72 PAGES

                            EXHIBIT INDEX ON PAGE 68

                               TABLE OF CONTENTS

ITEM                                                                                                           PAGE
----                                                                                                           ----
ITEM 1.           BUSINESS......................................................................................  3

ITEM 2.           PROPERTIES.................................................................................... 14

ITEM 3.           LEGAL PROCEEDINGS............................................................................. 15

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS.............................................................................. 18

Executive Officers of the Registrant............................................................................ 18

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................... 18

ITEM 6.           SELECTED FINANCIAL DATA....................................................................... 20

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......... 22

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................... 27

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......... 60

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................ 60

ITEM 11.          EXECUTIVE COMPENSATION........................................................................ 60

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ............................... 60

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS ................................................................................. 60

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............................... 61

SIGNATURES...................................................................................................... 66

EXHIBIT INDEX................................................................................................... 68

                                     PART I



ITEM 1.  BUSINESS

GENERAL OVERVIEW OF BUSINESS

Fair Grounds Corporation (the "Company"), which was incorporated in 1941, is the owner of the Fair Grounds Race Course in New Orleans, Louisiana, at which thoroughbred horse racing, off-track betting and video poker gaming are conducted. The Fair Grounds Race Course currently is in its 126th racing season, making it the third oldest thoroughbred racing track in the United States. In addition to its live racing operations, the Company operates five off-track betting facilities, referred to herein as tele-tracks, at locations in St. Bernard, Orleans, Jefferson, St. John and LaFourche Parishes, Louisiana, as well as a tele-track facility located at the Fair Grounds Race Course. Through Finish Line Management Corporation ("Finish Line"), an affiliate, the Company operates five tele-track facilities in Terrebonne, St. Tammany and Jefferson Parishes, Louisiana. At each location, the Company makes available pari-mutuel and video poker wagering and food and beverage services to the public and receives revenues from such services. The Company conducts its annual live racing meet and operates its tele-tracks for off-track betting pursuant to the rules and under the authority of the Louisiana State Racing Commission (the "Racing Commission"), a statutory body, the members of which are appointed by the Governor of Louisiana. The Company's live races are simulcasted to its tele-tracks and to other facilities located both inside and outside Louisiana. Since 1992 the Company also has operated video poker gaming devices at the Fair Grounds Race Course and each of the Company's tele-track facilities.

The Company's fiscal year ends on October 31; accordingly, unless otherwise indicated, references herein to a year mean the fiscal year which ended in the calendar year to which reference is made. For example, references to "fiscal 1997" mean the fiscal year ended October 31, 1997.

DEVELOPMENTS DURING FISCAL 1997

Fire-Related Litigation

The Company has previously reported that it had filed an action in Louisiana state court against Travelers Indemnity Company of Illinois ("Travelers") and others, arising out of the Company's efforts to collect insurance proceeds following the December 1993 fire at the Fair Grounds Race Course. The Company contended in such lawsuit that the insurance policy issued by Travelers provided the Company with blanket coverage in the approximate amount of $24.2 million in excess of the $10 million of underlying coverage provided by Allianz Underwriters Insurance Company ("Allianz") and Royal Indemnity Company ("Royal"); accordingly, the Company asserted that Travelers was liable for the difference between $24.2 million and the approximately $9.5 million previously paid, plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contended that the insurance agent and the insurance broker who arranged for the insurance were liable to the Company for any damages sustained if the amount of coverage was less than that claimed by the Company. Travelers asserted that its liability under such policy was limited to the amount which it has already paid.

In November 1996, the Company reached a settlement in such action with the insurance agent and insurance broker. The settlement provided that the settling defendants were to pay the Company $10 million in the aggregate, subject to an agreement pursuant to which the settling defendants are to share with the Company, in accordance with an agreed-upon formula, in any settlement with or award against Travelers in that litigation. The Company's action against Travelers was tried in September 1997 and the trial court has taken the matter under advisement.

In December 1994, the Company filed an action in Louisiana state court against ADT Security Systems, Mid-South, Inc. ("ADT"), the company which provided and maintained the fire alarm system at the Fair Grounds Race Course, and other defendants. The complaint sought damages, not otherwise compensated for by insurance, that were allegedly caused by the negligence of one or more of the defendants. The Company's fire insurers and another insurance company, which insured the operator of the video poker machines, intervened in the suit asserting subrogation claims against the same defendants.

In late 1996, the Company and the three insurance companies entered into settlements with certain defendants, specifically the manufacturer of a lighting ballast and an architect. After division of the settlement proceeds among the Company and the three insurance companies and the payment of various litigation expenses, the Company received approximately $268,000. The remainder of the case against ADT was tried in March 1997 and resulted in an award in favor of the Company and the intervening insurance companies of approximately $49.8 million in the aggregate in damages against ADT, plus interest. The Company was awarded approximately $31.8 million, plus interest, of such aggregate amount. The judgment was appealed by ADT. In June 1997, the insurance company that insured the initial layer of ADT's liability tendered approximately $9.3 million in partial settlement of the action. After a dispute with the intervening insurers over the division of these funds was resolved, in August 1997 the Company received approximately $4 million after litigation expenses.

In December 1997, the Company entered into a settlement with ADT and its excess insurers, pursuant to which the Company was paid $37 million and agreed to indemnify ADT and its insurers against the judgment creditor claims of the intervening insurers. A substantial portion of the settlement funds has been placed in escrow pending resolution of such claims. Those settlement funds made available to the Company, however, have been utilized by the Company to complete the construction of its grandstand and racing facility and to repay all of the indebtedness previously incurred in connection with such construction. As a result of the Company's repayment of indebtedness, which has been previously described, the video poker franchise fee exemption previously granted by the State of Louisiana to assist the Company in obtaining construction funds, is no longer available to the Company.

Travelers, Royal, and the insurance company which insured the operator of the video poker machines at the Fair Grounds Race Course filed an action in April 1997 in federal court in Louisiana against the Company, seeking a declaratory judgment that a contract existed among the parties governing the distribution of funds recovered in the litigation against ADT described above. The Company denies that any such contract was ever made, but that if a contract existed, it was breached in numerous respects by the insurance companies. During 1997 the parties entered into a partial settlement agreement pursuant to which they agreed, among other things, that the matter would be heard in state court in April 1998. The Company believes that the amount of funds held in escrow as a result of the settlement in the ADT litigation described above will be sufficient to fund any obligations of the Company which may arise in connection with the foregoing litigation.

Completion of Construction

Construction of the Company's new main grandstand and racing facility, which commenced in August 1994 but was halted in September 1995, recommenced during fiscal 1997. The facility was completed in November 1997 and opened for live racing on November 27, 1997. The new facility is a multi-tiered concrete and steel structure, with a total seating capacity for approximately 5,000 people. The size of the new facility, together with the adjacent tele-track building completed in December 1994, is approximately 217,000 square feet in the aggregate. There is general seating in a bleacher area in the front of the grandstand with reserved seating, including the new clubhouse area, located in tiered areas above the grandstand. In a significant change from the design of the old building, the paddock is located in the middle of and behind the grandstand and may be viewed through a glass area from all levels of the facility. The total cost of the new facility, together with furniture, fixtures, equipment and certain fees and permit costs, was approximately $29.3 million as of October 31, 1997. This excludes the cost of the separate tele-track facility which was opened in 1995. Insurance and litigation proceeds recovered by the Company, together with construction financing provided by First National Bank of Commerce of New Orleans ("FNBC"), as described below, provided the source of funds used in such construction. As of October 31, 1997, the Company anticipated that it would incur an additional $2.5 million in construction costs to complete the facility.

The proceeds from the Company's amended Loan Agreement with FNBC (the "Loan Agreement") were used for purposes of completing the construction of the Company's new grandstand facility. Funds received by the Company in settlement of the litigation described above were used to repay the outstanding balance under the Loan Agreement during fiscal 1997.

From August through October 1997, the Company borrowed funds under a second loan which was provided by FNBC, and utilized loan proceeds in the aggregate amount of $3.4 million for construction. The balance of $1.8 million, which represents the difference between the aggregate loan amount and accounts disbursed for construction, remained in a restricted escrow account at October 31, 1997. The outstanding balance under the second loan was paid in full in November 1997.

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

The Company's live racing meet for the fiscal year ended October 31, 1997 was conducted over 88 racing days. The total on-track handle, which is the amount of money handled during the live racing meet through the Company's mutuel machines at the Fair Grounds Race Course, was $20,200,754 in fiscal 1997, $20,180,889 in fiscal 1996, and $25,134,326 in fiscal 1995. See "Sources of Revenue."

During its annual live racing meet, the Company attracts thoroughbred horses from racing stables located in Louisiana and from nationally known racing stables in Kentucky and elsewhere. Approximately 40% of the thoroughbred starters at the Fair Grounds Race Course during its live racing meet, are Louisiana-bred. The live racing meet features races with guaranteed purses in excess of $250,000, and average purses of approximately $16,000 per race.

For the fiscal year ending October 31, 1998, the Racing Commission granted the Company a license to conduct its live racing meet during the period from November 27, 1997 through March 30, 1998, a total of 88 racing days, with live racing being conducted generally five days a week (Thursday through Monday) and with ten to eleven races during each racing day.

Simulcasting of Live Races. In addition to conducting live horse racing during the live racing meet, the Company simulcasts its live races to, and allows wagering to be accepted at, the tele-tracks which it operates in Orleans, St. Bernard, St. John, Jefferson and LaFourche Parishes, Louisiana, the tele-tracks which are licensed to the Company and operated by Finish Line, and tele-tracks operated by the other horse racing tracks in Louisiana. The Company also simulcasts live races to certain other wagering facilities located outside of Louisiana. The Company has continued to experience significant increases in the demand for the Company's races from out-of-state markets. Total handle from such out-of-state markets during the fiscal 1997 racing season was approximately $166 million, a 42% increase over the previous racing season. The

Company earns a net commission (after payment of purses) of approximately 1.5% of the out-of-state handle.

Off-Track Betting

Ownership and Operation of Tele-Track Facilities. Legislation which was adopted in 1987 in Louisiana authorizes off-track wagering, and such legislation regulates the licensure by the Racing Commission of tele-tracks, the ownership of such facilities, the commissions which can be earned on wagers and other related matters. Pursuant to such legislation, in 1988 each of the horse racing tracks then operating in Louisiana was granted a license to operate tele-tracks at its racetrack and also within a 55-mile radius of its racetrack, provided that the voters of the parish where the tele-track was to be located approved the establishment of such a facility. The legislation also provides that when two pari-mutuel racetracks are located within the same 55-mile radius, any tele-tracks opened in such areas are to be jointly owned unless one of the eligible racetracks does not wish to participate. In 1987, the Company and Jefferson Downs Corporation ("Jefferson Downs"), which is now an affiliate of the Company and which through 1992 conducted live racing at a facility located approximately 12 miles west of the Fair Grounds Race Course, reached an understanding with respect to the operation of tele-tracks in the parishes located within the 55-mile radius of their respective horse racing tracks. When Jefferson Downs ceased its live racing in 1992, the Company and Jefferson Downs reached an agreement whereby the Company, through Finish Line, operates the tele-tracks formerly operated by Jefferson Downs. Total paid attendance at the Company's tele-tracks (excluding the former Jefferson Downs tele-tracks) during the fiscal year ended October 31, 1997 was 389,149 compared to 318,831 during fiscal 1996 and 314,426 during fiscal 1995, and the total off-track handle at such facilities during the 1997 fiscal year was $85,481,397, compared to $76,293,113 during fiscal 1996 and $53,664,907 during fiscal 1995. See "Sources of Revenue" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company is a party to a Management Agreement (the "Management Agreement") with Finish Line, which provides that Finish Line is to operate the tele-track facilities owned by Jefferson Downs and transferred to the Company effective in May 1993. The Management Agreement is for a term of ten years, which commenced on November 1, 1992, with the option granted to Finish Line to extend the term for two additional five-year periods. The Management Agreement provides that Finish Line is to have the exclusive responsibility for the direction, supervision, management and operation of such facilities, is to collect all monies from such operation and is to pay all expenses in connection therewith. The Company is to receive 0.1% of the gross pari-mutuel handle at such facilities, and Finish Line is to receive monthly compensation equal to the difference between the gross receipts collected at such facilities less all expenses (including the guaranteed payment to the Company) paid by Finish Line. In addition, Finish Line is to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company. The Company believes that this arrangement benefits the Company by, among other things, providing additional funds to be set aside to supplement purses for live racing at the Fair Grounds Race Course. See "Purse Supplements," below.

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

Purse Supplements. A portion of the handle generated at tele-track facilities is required by Louisiana law to be set aside and used to supplement purses at live racing facilities. Purse supplements are computed on a sliding scale of 5.5%, 6% and 6.5% on the tele-tracks' daily handle. Additionally, purse supplements of 6.5% of handle are required on all wagers when off-track betting is conducted at the racing facility of the primary licensee and an additional 1.5% of all "exotic" wagers at tele-track facilities is to be paid as purse supplements. Race tracks are also allowed to retain the proceeds from uncashed winning pari-mutuel tickets, up to $250,000 for each licensee's meet. Uncashed pari-mutuel tickets exceeding $250,000 per race meet are to be remitted to the State of Louisiana. During the fiscal year ended October 31, 1997, the Company retained approximately $404,000 in proceeds of such uncashed mutuel tickets as compared to approximately $331,000 in fiscal 1996 and $229,000 in fiscal 1995.

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

In February 1992, the Company, Jefferson Downs and Finish Line entered into an agreement with Video Services, Inc. ("VSI"), whereby VSI was granted the exclusive right and license by the Company to install, maintain and operate video draw poker devices at the Fair Grounds Race Course and Jefferson Downs Race Course and at the tele-tracks operated by the Company, Jefferson Downs and Finish Line. Such agreement was for an initial term of five years, with an option by VSI to extend the term for an additional five years, which option has been exercised. The agreement provides that the Company is to receive a percentage of the revenues from the operation of the devices installed at the Company's facilities. Such percentage is to be calculated on the basis of the average amount collected daily from each device during each month, after the payment of prizes, taxes and fees. See "Sources of Revenue." The devices installed by VSI pursuant to such agreement remain the property of VSI. As of October 31, 1997, there were a total of 297 devices in operation at the Company's facilities (not including tele-tracks operated by Finish Line). In addition, there were a total of 428 devices at the tele-tracks operated by Finish Line as of October 31, 1997. The Company receives purse supplements from the tele-tracks operated by Finish Line, which includes the tele-tracks formerly owned by Jefferson Downs.

The agreement also provides for the Company and Finish Line to share in an annual promotional fee of $270,000 paid by VSI. During fiscal 1997, by agreement between the Company and Finish Line, the total amount of such promotional fee was retained by the Company. Of such amount, $135,000 was set aside for purse supplements to be paid during the Company's 1997-98 racing meet.

In connection with general elections held on November 5, 1996, special elections were held in each parish in Louisiana to approve or disapprove, on a parish-by-parish basis, video poker and other forms of gaming. In such local elections, the voters in every parish in which the Company maintains tele-track facilities, with one exception, approved the continued operation of video poker devices. The one exception was St. Tammany Parish, where the Company, through its management agreement with Finish Line, maintains two facilities; however, the Company does not believe that the loss of video poker revenue from such locations will have a material adverse effect on the Company's results of operations. In addition, notwithstanding the results of such local election in St. Tammany Parish, the Company may continue to operate video poker devices in St. Tammany Parish for 30 months after the date of the local referendum.

SOURCES OF REVENUE

General

During the last several fiscal years, off-track betting in connection with live racing meets has had a substantial impact on horse racing and pari-mutuel wagering in Louisiana. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Through the development and operation of the tele-tracks described herein, the Company has endeavored to create additional revenue producing sites, the revenues from which have partially offset declines in on-track attendance and handle and related revenues since those off-track facilities began operations.

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

Income from Wagering

The principal component of the Company's revenue is generated from pari-mutuel wagering, both on-track and off-track. In pari-mutuel wagering on horses, those who wager on the first, second and third place horses share the total stakes, or pool, less a percentage retained by the Company. The term "pool" means the total amount wagered to win (first place), to place (second place), or to show (third place) on every horse in a given race, or exacta, quinella and trifecta wagers on certain combinations of horses. Under the pari-mutuel system, bettors wager against each other and not against the racing facility, which has no interest in which horse wins or loses. Racing facilities are authorized under Louisiana law to retain a stated percentage of the total money handled through the mutuel machines located at such racing facilities and their tele-tracks on each racing day. Mutuel commissions range from 17% to 25% of money handled depending upon the type of wager. For the fiscal year ended October 31, 1997, the Company received pari-mutuel commissions and related income of $20.8 million, compared to $18.9 million for fiscal 1996 and $15.8 million for fiscal 1995. Total commission income (less pari-mutuel taxes) was $18.9 million for fiscal 1997, $17.1 million for fiscal 1996 and $14.1 million for fiscal 1995.

The Company also receives, during its live racing meet, a percentage of the handle from all tele-tracks and racing facilities in Louisiana to which its races are simulcasted, in the form of host track fees as compensation for the simulcasting of its races to such facilities. The Company also pays host track fees to other racing facilities for the simulcasting of races to the Company's tele-tracks. For the fiscal year ended October 31, 1997, the Company received host track fees of $5.7 million and paid host track fees of $2.5 million. During fiscal 1996 the Company received host track fees of $4.4 million and paid host track fees of $2.2 million and during fiscal 1995 the Company received host track fees of $2.5 million and paid host track fees of $1.5 million.

Breakage, which is the residual amounts remaining in the betting pool after winnings are paid out to the nearest dime, is retained by the racing facility and tele-tracks as revenue; however, one-half of such amount must be paid out as purses.

Income from Video Poker Operations

For the fiscal year ended October 31, 1997, revenue from video poker operations was $2.3 million. In addition, the Company received $1.9 million in video poker franchise fee relief revenues. As previously described, there were a total of 297 devices in operation at the Company's facilities (not including the tele-tracks operated by Finish Line) as of October 31, 1997.

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

For two weekends each year, after the live racing meet has concluded, the infield of the Fair Grounds Race Course is used by a non-profit organization in New Orleans to host a Jazz and Heritage Festival. As compensation for the use of its facilities, the Company receives all revenues from certain beverage concessions during the Jazz and Heritage Festival. The Company and the sponsor of the Jazz and Heritage Festival have entered into an agreement for the use of the Company's facilities through the year 2001. Revenues from the 1997 Festival were $1 million, compared to $1.5 million for 1996 and $1.2 million for 1995.

COMPETITION

The Company continues to face competition from other companies in the gaming industry, including those which offer pari-mutuel wagering. Activities which compete or which have the potential for competing with the Company's racing facility, tele-tracks and video poker operations include riverboat and dockside gambling, casinos operated on Indian reservations, state-sponsored lotteries and video poker in restaurants, bars, hotels and truck stops. All such activities are present in the State of Louisiana or the Mississippi Gulf Coast area.

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

Casino Gambling. A number of dockside casinos are currently operating in or near Biloxi, Mississippi, located on the Mississippi Gulf Coast approximately 60 miles east of New Orleans. In addition, a substantial number of dockside gaming facilities are in operation in Vicksburg, Greenville, Natchez, Coahoma County and Tunica County, Mississippi.

The Louisiana Riverboat Economic Development and Gaming Control Act, which became effective in July 1991, approved the conduct of riverboat gaming activities on 12 separate waterways in Louisiana. The legislation authorizes the issuance of up to 15 licenses to operate riverboat casinos within the State, with no more than six in any one Parish. As of January 1, 1998, 14 licenses had been granted and there were 12 licensed riverboats in operation in Louisiana, three of which were operating in the New Orleans area.

In 1992, the Louisiana legislature approved a single land-based casino to be developed in downtown New Orleans. Such legislation provided that the casino is to be the only such authorized casino in the State of Louisiana. The City of New Orleans awarded contracts for the development and operation of such casino project, and in May 1995 temporary gambling operations commenced and construction on the permanent casino facility was begun. Construction was halted in the Fall of 1995 when the developer of the casino filed for bankruptcy and all gambling and construction operations have ceased.

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

EMPLOYEES

During its live racing season the Company employed on-track approximately 408 persons. In connection with tele-track operations, the Company currently employs approximately 163 persons, some of whom are employed on-track during the live racing season and are included in the total employees referred to above.

ITEM 2.  PROPERTIES

The Company owns its racetrack site which consists of approximately 145 acres of land situated within a fenced area adjacent to Gentilly Boulevard in the New Orleans city limits, and within ten minutes drive from downtown New Orleans. Located on such property is a one-mile oval, sandy loam race track and a seven-furlong turf track inside the main track.

The Company owns the clubhouse and tele-track facility described herein as well as the new grandstand facility. The Company also owns 50 modern concrete barns with supporting buildings and facilities which are located on the property and are capable of quartering approximately 2,000 horses. There is an all-concrete parking lot which can accommodate approximately 4,000 vehicles within the fenced area.

Substantially all of the real property and equipment of the Company was subject to a collateral mortgage in the aggregate amount of $17.5 million, and all of the Company's furniture, fixtures, equipment, and other items of personal property were subject to a security interest, securing the Company's indebtedness to FNBC. As noted elsewhere herein, all of the Company's indebtedness to FNBC has been repaid, and the security interest of FNBC has been released.

The Company leases the facilities for its tele-tracks under lease agreements which contain various terms. The tele-tracks formerly licensed to Jefferson Downs and now licensed to the Company are also leased; however, as described herein, Finish Line has agreed to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company.

The Company has an agreement with Autotote Limited ("Autotote"), pursuant to which Autotote provides the Company with wagering services, including totalisator, computer and related services. The Company is obligated to pay Autotote a percentage of the total pari-mutuel handle, and is also obligated to pay Autotote certain equipment and contingent rental fees in connection with leasing certain equipment from Autotote.

See Note 9 of Notes to the Financial Statements included elsewhere herein for a description of the Company's lease obligations.

ITEM 3.  LEGAL PROCEEDINGS

FIRE RELATED LITIGATION

The Company is a party to a number of legal proceedings which have arisen as a result of the December 1993 fire, or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire-related proceedings:

Travelers Litigation

On May 14, 1994, the Company filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers"), and others. The Company contended that the insurance policy provided by Travelers provides the Company with blanket coverage in the amount of $24.2 million in excess of the $10 million of underlying coverage. Accordingly, the Company maintained that Travelers was liable for the difference between $24.2 million and the amount already paid (approximately $9.5 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contended that the insurance agent and the insurance broker who arranged for the insurance were liable to the Company for any damages sustained including any damages sustained because the amount of coverage is less than that claimed by the Company. Travelers' position was that its liability under such policy was limited to the amount which it has already paid.

In November 1996, the Company reached a joint settlement with the insurance agent and broker pursuant to which the insurance agent and broker agreed to pay a total of $10,000,000 to the Company. Such amount was placed in escrow until April 9, 1997, when the Company utilized such funds in connection with the closing of the amended Loan Agreement. The settlement agreement included a "Mary Carter" provision whereby the insurance agent and broker are entitled to share in any recovery that the Company may eventually obtain from Travelers in that litigation. The Company's action against Travelers was tried in September 1997 and the trial court has taken the matter under advisement.

ADT Litigation

In December 1994, the Company filed an action in the Civil District Court for the Parish of Orleans, State of Louisiana against ADT Security Systems Mid-South, Inc. ("ADT") the company which provided and maintained the fire alarm system at the race track, and other defendants. The complaint sought damages, not otherwise compensated for by insurance, that were allegedly caused by the negligence of one or more of the defendants. The Company's three fire insurers and a third insurance company, which insured the operator of the video poker machines, intervened in the suit asserting subrogation claims against the same defendants.

In late 1996, the Company and the three insurance companies entered into settlements with certain defendants, specifically the manufacturer of a lighting ballast and an architect. After division of the settlement proceeds among the Company and the three insurance companies and the payment of various litigation expenses, the Company received approximately $268,000. The remainder of the case against ADT was tried in March 1997 and resulted in an award in favor of the Company and the intervening insurance companies of approximately $49.8 million in the aggregate in damages against ADT, plus interest. The Company was awarded approximately $31.8 million, plus interest, of such aggregate amount. The judgment was appealed by ADT. In June 1997, the insurance company that insured the initial layer of ADT's liability tendered approximately $9.3 million in partial settlement of the action. After a dispute with the intervening insurers over the division of these funds was resolved, in August 1997 the Company received approximately $4 million after litigation expenses.

In December 1997, the Company entered into a settlement with ADT and its excess insurers, pursuant to which the Company was paid $37 million and agreed to indemnify ADT and its insurers against the judgment creditor claims of the intervening insurers. A substantial portion of the settlement funds has been placed in escrow pending resolution of such claims.

Travelers, Royal, and the insurance company which insured the operator of the video poker machines at the Fair Grounds Race Course filed an action in April 1997 in the U. S. District Court for the Eastern District of Louisiana against the Company, seeking a declaratory judgment that a contract existed among the parties governing the distribution of funds recovered in the litigation against ADT described above. The Company denies that any such contract was ever made, but that if a contract existed, it was breached in numerous respects by the insurance companies. During 1997 the parties entered into a partial settlement agreement pursuant to which they agreed, among other things, that the matter would be heard in state court in April 1998. The Company believes that the amount of funds held in escrow as a result of the settlement in the ADT litigation described above will be sufficient to fund any obligations of the Company which may arise in connection with the foregoing litigation.

United National Litigation

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

Both United National and the Company moved for summary judgment on the question of whether the exclusion relied on by United National to deny coverage for the various claims applied or not. In 1996, the District Court ruled that the policy exclusion relied upon by United National did not apply to the claim asserted by St. Paul and to claims made by various jockeys and valets that were previously paid by the Company. United National subsequently appealed this decision to the United States Fifth Circuit Court of Appeals, which held that the claim was covered, thereby eliminating any obligation on the part of the Company to reimburse United National.

In May 1997, the St. Paul suit was settled pursuant to an agreement whereby ADT agreed to pay an undisclosed sum and United National, as the Company's insurer, agreed to pay $275,000.

As to the matters described above which are still pending, there can be no assurance that the Company will be successful in any of its claims or defenses. Accordingly, no assurance can be given that additional recoveries of insurance proceeds, if any, will reimburse the Company adequately for the loss or destruction of its property in the fire.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with Instruction 3 to Item 401(b) of Regulation S-K, the following information is submitted concerning the executive officers of the Company:

BRYAN G. KRANTZ, age 37, is President, General Manager and a director of the Company and is President of Finish Line Management Corporation, which operates certain off-track betting facilities in Louisiana.

MARIE G. KRANTZ, age 62, is Chairman of the Board of Directors and Treasurer of the Company and is Secretary/Treasurer of Finish Line Management Corporation.

MERVIN MUNIZ, JR., age 55, is Vice President of the Company and Racing
Secretary.

GORDON M. ROBERTSON, age 57, Vice President and Chief Financial Officer of the Company.

JOAN B. STEWART, age 65, is Secretary of the Company

No family relationships exist between or among any nominee, director or executive officer of the Company, except that Bryan G. Krantz is the son of Marie G. Krantz.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The common shares of the Company are not listed on The Nasdaq Stock Market or any other established trading market. Trading in the common shares of the Company generally has been sporadic and trading volume generally is very low. The range of high and low bid quotations set forth below represents the bid quotations at the end of each fiscal quarter.

     FISCAL                      1996                1996                 1997              1997
  QUARTER ENDED                 LOW BID            HIGH BID              LOW BID          HIGH BID
  -------------                 -------            --------              -------          --------
 January 31                      $16.00             $16.00               $ 12.50          $ 20.00
 April 30                        $14.00             $14.00               $ 11.00          $ 25.00
 July 31                         $16.00             $16.00               $ 14.00          $ 18.00
 October 31                      $15.00             $15.00               $ 15.00          $ 25.00

As of January 1, 1998, there were approximately 430 shareholders of record of the 468,580 issued and outstanding common shares of the Company.

There were no cash dividends declared or paid during fiscal 1997, 1996 or 1995.

The Company is not subject to any restrictions (other than non-contractual business considerations) affecting its present or future ability to pay dividends with respect to its common shares.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

                            FAIR GROUNDS CORPORATION
                             SELECTED FINANCIAL DATA
                       For the Five Years Ended October 31

                                    1997             1996           1995            1994            1993
                                ------------    ------------    ------------    ------------    ------------
OPERATING REVENUES              $ 30,980,259    $ 27,496,500    $ 23,031,031    $ 22,371,571    $ 30,718,482

OPERATING EXPENSES                32,201,167      29,809,843      26,394,452      26,094,568      34,308,263
                                ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS              (1,220,908)     (2,313,343)     (3,363,421)     (3,722,997)     (3,589,781)

INTEREST EXPENSE                     266,435         791,566          12,318         284,926         502,624

OTHER INCOME                       3,013,320       4,279,503       2,459,163         605,553         651,950
                                ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE
  INCOME TAXES, MINORITY
  INTEREST, EXTRAORDINARY
  ITEM, AND CUMULATIVE EFFECT
  OF CHANGES IN ACCOUNTING
  PRINCIPLES                       1,525,977       1,174,594        (916,576)     (3,402,370)     (3,440,455)

PROVISION (BENEFIT)
  FOR INCOME TAXES                   775,288         294,896        (300,460)     (1,878,635)       (383,787)

MINORITY INTEREST                         --              --              --              --         142,661

EXTRAORDINARY ITEM - GAIN
  FROM FIRE (net of taxes)         9,022,525              --              --       9,312,758              --

CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING
  PRINCIPLES                              --              --         104,000         (75,094)             --
                                ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS)               $  9,773,214    $    879,698    $   (512,116)   $  7,713,929    $ (3,199,329)
                                ============    ============    ============    ============    ============

COMMON SHARES OUTSTANDING            469,940         469,940         469,940         469,940         469,940
                                ============    ============    ============    ============    ============


NET INCOME (LOSS) PER COMMON
  SHARE                         $      20.80    $       1.87    $      (1.09)   $      16.48    $      (6.83)
                                ============    ============    ============    ============    ============


CASH DIVIDENDS DECLARED
   PER SHARE                    $    None.      $    None.      $    None.      $    None.      $        .20
                                ============    ============    ============    ============    ============

TOTAL ASSETS                    $ 48,089,820    $ 34,791,597    $ 30,954,654    $ 26,470,322    $ 20,496,529
                                ============    ============    ============    ============    ============

NOTES PAYABLE (EXCLUDING
   CURRENT PORTION)             $          -    $          -    $          -    $  1,000,000    $  6,000,000
                                ============    ============    ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


Fiscal 1997 Compared to Fiscal 1996

Revenues. During the fiscal years ended October 31, 1997 and 1996, the Company derived its pari-mutuel income by conducting live racing meets of 88 days during each fiscal year, and in the operation of its tele-tracks for off-track wagering. During each such fiscal year, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line, the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana that were formerly operated by Jefferson Downs.

For the fiscal year ended October 31, 1996, the Company reported total in-state pari-mutuel wagering of $105,682,151 compared to $96,474,002 in fiscal 1996.

Comparative pari-mutuel wagering and attendance figures for the fiscal years ended October 31, 1997 and 1996 are as follows:

                                              1996                1995
                                          ------------        ------------
Pari-mutuel wagering:
   On-track handle                        $ 20,200,754        $ 20,180,889
   Off-track handle                         85,481,397          76,293,113
                                          ------------        ------------
   Total in-state wagering                $105,682,151        $ 96,474,002
                                          ============        ============

   Out-of-state simulcast
      handle                              $165,823,806        $116,590,172
                                          ============        ============

Total Attendance                               499,131             426,849
                                          ============        ============

Although in previous fiscal years, the Company had experienced declines in on-track handle due to the limited amenities afforded by the temporary facilities, the on-track handle for fiscal 1997 was slightly higher than that for fiscal 1996.

The $9,188,284, or 12%, increase in off-track handle is primarily the result of the continued success and growth of the Jefferson Parish tele-track facility opened in October 1995. Handle at the Jefferson Parish facility during fiscal 1997 increased 31.4% over the prior fiscal year.

The $49,233,634, or 42%, increase in out-of-state handle is the result of continued efforts to telecast the Company's races to new out-of-state markets. During the fiscal 1997 race meet, there were 14 new markets telecasting the Company's races, including tracks in Ohio, Oklahoma, Florida, Michigan and New York, which accounted for approximately $27.7 million, or 56%, of the handle increase.

For the fiscal year ended October 31, 1997, the Company reported net income of $9,773,214, compared to net income of $879,698 in fiscal 1996. The increase is primarily the result of litigation settlements and increases in mutuel income compared to fiscal 1996, partially offset by an increase in racing expenses over the prior fiscal year. These are described in more detail below.

As a result of the increase in total wagering, the Company's operating revenues have increased by $3,483,759, or 13%, from fiscal 1996. This included increases of $1,887,524, or 10%, in pari-mutuel commissions, $73,651, or 22%, in uncashed mutuel tickets, $1,322,817, or 30%, in host track fees and $391,126, or 20%, in video poker revenue. The Jefferson Parish tele-track facility accounted for a significant portion of the increase in video poker revenues. The increase was partially offset by increased pari-mutual taxes of $222,074.

Racing Expenses. Total racing expenses increased by $2,708,119, or 10.7%, over fiscal 1996, primarily as a result of increases in purses, racing salaries, contracts and services, host track fees, advertising, rent, repairs and maintenance and program paper, forms and other supplies arising out of increased pari-mutuel handle. This increase was partially offset by a decrease in depreciation expense and utilities and miscellaneous expense. The temporary racing facilities which the Company had utilized since January 1994 became fully depreciated in January 1997.

General and Administrative Expenses. General and administrative expenses for the fiscal year ended October 31, 1997 decreased $316,155, or 7.2%, from fiscal 1996 primarily due to decreases in salaries resulting from a reduction in general and administrative staff. The decrease was partially offset by increases in contracts and services for the construction of the new main facility and by increases in office expense. Other Income (Expenses). Total other income decreased $741,052, or 21.2%, from fiscal 1996 primarily as a result of a decrease in Jazz and Heritage Festival revenue and video poker franchise fee relief revenue, partially offset by a gain of $115,602 on the sale of the salvage from the removal of the fully depreciated temporary facilities, and a decrease in interest expense of $525,131 relating to the bank financing discussed elsewhere herein.

The Jazz and Heritage Festival revenue decreased $486,218, or 31.7%, due to inclement weather during the first weekend of the seven-day festival in fiscal 1997. The Company receives revenues on the sale of certain beverages during the festival, which is held at the Fair Grounds Race Course.

Video Poker franchise fee relief revenue decreased $967,600, or 33.5%, compared to fiscal 1996. The revenue provided by the franchise fee relief legislation described elsewhere herein was available for only a few months during fiscal 1997, compared to the entire 12 months in fiscal 1996. Because the Company paid the balance outstanding under the Loan Agreement, there will be no franchise fee relief available to the Company in the current fiscal year and thereafter.

Extraordinary Items. During fiscal year 1997, the Company received settlement payments in connection with the fire-related litigation described herein in the aggregate amount of $14,321,469. These proceeds are net of related income tax expense of $5,298,944.

Income Taxes. In addition to the components of net income previously discussed, the net income for fiscal 1997 included income tax expense of $775,288 compared to an income tax expense of $294,896 in fiscal 1996.

Fiscal 1996 Compared to Fiscal 1995

Revenues. During the fiscal years ended October 31, 1996 and 1995, the Company derived its pari-mutuel income by conducting live racing meets of 88 days during each fiscal year, and in the operation of its tele-tracks for off-track wagering. During each such fiscal year, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Lafourche, St. Bernard and St. John Parishes, Louisiana. On October 26, 1995, the Company opened a new tele-track facility in Jefferson Parish. Through Finish Line, the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana that were formerly operated by Jefferson Downs.

For the fiscal year ended October 31, 1996, the Company reported total in-state pari-mutuel wagering of $96,474,002 compared to $78,799,233 in fiscal 1995.

Comparative pari-mutuel wagering and attendance figures for the fiscal years ended October 31, 1996 and 1995 are as follows:

                                              1996               1995
                                          ------------        -----------
Pari-mutuel wagering:
   On-track handle                        $ 20,180,889        $25,134,326
   Off-track handle                         76,293,113         53,664,907
                                          ------------        -----------
   Total in-state wagering                $ 96,474,002        $78,799,233
                                          ============        ===========

   Out-of-state simulcast
      handle                              $116,590,172        $88,588,953
                                          ============        ===========

Total Attendance                               426,849            445,480
                                          ============        ===========

The Company believes that the $4,953,437, or 20%, decline in on-track handle was primarily the result of the limited amenities afforded by the temporary facilities as well as continued competition from other forms of gaming.

The $22,628,206, or 42%, increase in off-track handle was primarily the result of the operation of the Jefferson Parish tele-track facility for a full 12 months during fiscal

1996 as opposed to only a few days of operation in fiscal 1995, as well as the implementation of full card simulcasting in January 1996. Full card simulcasting enables the Company to show an unlimited number of races of an out-of-state meet. Prior to full card simulcasting, such races were limited when either the Company or another in-state race track was racing live.

The $28,001,219, or 32%, increase in out-of-state handle was the result of continued efforts to telecast the Company's races to new out-of-state markets. During the fiscal 1996 race meet, there were 20 new markets telecasting the Company's races including various Illinois tracks which accounted for approximately $21.4 million, or 76%, of the handle increase.

For the fiscal year ended October 31, 1996, the Company reported net income before income taxes of $1,174,594 compared to a net loss of $916,576 in fiscal 1995. This improvement was primarily the result of increases in mutuel income and video poker franchise fee relief compared to fiscal 1995 partially offset by an increase in general and administrative expenses over the prior fiscal year. These are described in more detail below.

As a result of the increase in total wagering, the Company's fiscal 1996 operating revenues increased by $4,465,469, or 19%, from fiscal 1995. This included increases of $3,177,756, or 20%, in pari-mutuel commissions, $101,936, or 44%, in uncashed mutuel tickets $532,327, or 14%, in host track fees and $823,424, or 73%, in video poker revenue. The new Jefferson Parish tele-track facility accounted for a significant portion of the increase in video poker revenues.

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

Other Income (Expenses). Total other income increased $1,040,887, or 43%, from fiscal 1995 primarily as a result of an increase in Jazz and Heritage Festival revenue and an increase in video poker franchise fee relief revenue. This increased revenue was partially offset by a decrease of $618,182 in fire insurance settlements from the fire litigation discussed elsewhere herein and an increase in interest expense of $779,248 relating to the bank financing discussed elsewhere herein.

The Jazz and Heritage Festival revenue increased $381,427 or 33% due to record festival crowds in fiscal 1996. The Company receives revenues on the sale of beverages during the seven-day festival held at the Fair Grounds Race Course.

Video Poker franchise fee relief revenue increased $2,185,474, or 310% over fiscal 1995. The revenue provided by the franchise fee relief legislation described elsewhere herein was available for the entire 12 months in fiscal 1996 compared to only 5 months in fiscal 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents decreased $1,072,178 during fiscal 1997 compared to an increase of $5,146,344 during fiscal 1996. The decrease in cash and cash equivalents in fiscal 1997 was the result of cash used for financing of $4,633,320, partially offset by cash provided by operating activities of $2,493,968 and cash provided by investing activities of $1,245,570. Financing and investing activities were primarily related to the payment of the Company's construction obligations and the repayment of the Company's indebtedness relating to such construction.

As of October 31, 1997, the Company had received cumulatively, since the December 1993 fire, approximately $34.1 million in insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers or from litigation settlements. Such amount includes the settlement payments received by the Company during fiscal 1997 in the aggregate amount of $14,321,469.

In November 1996, the Company reached a settlement against certain parties in the Travelers litigation described herein, which provided that the settling defendants were to pay the Company $10 million in the aggregate, subject to an agreement pursuant to which the settling defendants are to share with the Company, in accordance with an agreed-upon formula, in any settlement with or award against Travelers. Funds received by the Company from such settlement were utilized by the Company in connection with the April 1997 refinancing of the Company's indebtedness to FNBC. In August 1997, the Company received $4,017,000 in connection with a partial settlement of the judgment which the Company obtained against ADT. See Notes 1, 3 and 5 of Notes to Financial Statements. Of such funds, approximately $2,800,000 were used to repay the outstanding balance under the Loan Agreement with FNBC. The remaining portion of such funds was deposited into an interest bearing escrow account at FNBC, to be used in repaying the indebtedness under the additional $5,221,775 loan, which was paid in full in November 1997.

Construction of the Company's new main grandstand and racing facility, which commenced in August 1994 but was halted in September 1995, recommenced during fiscal 1997. The facility was substantially completed in November 1997 and opened for live racing on November 27, 1997. The total cost of constructing the facility, excluding the tele-track facility which was opened in 1995, was approximately $29 million as of October 31, 1997; of such amount, approximately $12.5 million was spent during fiscal 1997. Funds to complete the construction were provided from the FNBC financing and the litigation settlements described herein.

In connection with the receipt of the settlement proceeds described herein, the Company recognized an extraordinary gain for fiscal 1997 of $9.02 million. As a result, the Company has a deferred tax liability of approximately $10.3 million. This deferred liability is to be paid over a 39-year period, in accordance with Treasury Regulations.

All of the Company's indebtedness to FNBC which was incurred in connection with the construction of the new facility has been repaid. As a result, the video poker franchise fee relief which was made available to the Company by legislation enacted in 1994 is no longer available to the Company. During the last four fiscal years, the Company received approximately $5.5 million in the aggregate in franchise fee relief.

The Company believes that its existing cash and cash from operations will be adequate to fund operations for the next 12 months. For the longer term, it is difficult to determine what effect the change from the temporary tent facilities to the new permanent facility will have on both operating income and expenses. While the Company believes that the completion of the new facility will have a positive effect on attendance and wagering, there can be no assurance of any increases in patronage or handle. The Company has engaged in discussions with FNBC concerning entering into an ongoing credit facility; however, no such facility has been obtained, and there can be no assurance that any such financing will be available on terms acceptable to the Company.

Impact of Inflation

To date, inflation has not had a material effect in the Company's operations.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company, including the notes thereto, and the Report of Independent Certified Public Accountants are included herewith:

Report of Independent Certified Public Accountants

Balance Sheets, October 31, 1997 and 1996

Statements of Operations for the Three Years Ended October 31, 1997

Statements of Changes in Stockholders' Equity for the Three Years Ended
 October 31, 1997

Statements of Cash Flows for the Three Years Ended October 31, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors
  and Stockholders of the
  Fair Grounds Corporation


We have audited the accompanying balance sheets of the Fair Grounds Corporation as of October 31, 1997 and 1996, and the related statements of operations, of changes in stockholders' equity, and of cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 1997, and 1996 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.






January 23, 1998

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS
                                   October 31

ASSETS                                                         1997               1996
                                                           ------------        -----------
CURRENT ASSETS
   Cash and cash equivalents                               $  5,192,756        $ 6,264,934
   Cash and cash
     equivalents - restricted                                 2,643,702            133,929
   Accounts receivable                                        1,348,530            866,816
   Mutuel settlements                                            38,892             82,535
   Investment securities -
   available for sale                                           592,878            188,125
   Inventory                                                     95,303             84,248
   Deferred income taxes                                             --            310,940
   Prepaid expenses                                             353,167            425,983
                                                           ------------        -----------

        Total Current Assets                                 10,265,228          8,357,510
                                                           ------------        -----------

OTHER ASSETS                                                    125,516            101,684
                                                           ------------        -----------

PROPERTY, PLANT AND EQUIPMENT
   Buildings and improvements                                40,587,514         13,820,927
   Construction in progress                                          --         15,841,736
   Land improvements                                          4,340,935          4,270,535
   Temporary facilities                                              --          2,686,044
   Automotive equipment                                         849,201            824,720
   Machinery and equipment                                    2,365,837            891,630
   Furniture and fixtures                                       326,898            171,631
                                                           ------------        -----------

        Total                                                48,470,385         38,507,223

   Less: accumulated depreciation
     and amortization                                       (14,057,590)       (15,461,101)
                                                           ------------        -----------

   Depreciable property - net                                34,412,795         23,046,122
   Land                                                       3,286,281          3,286,281
                                                           ------------        -----------

        Property, plant and
           equipment - net                                   37,699,076         26,332,403
                                                           ------------        -----------

        TOTAL ASSETS                                       $ 48,089,820        $34,791,597
                                                           ============        ===========



(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)
                                   October 31


LIABILITIES AND STOCKHOLDERS' EQUITY                           1997               1996
                                                           -----------        -----------
CURRENT LIABILITIES
   Notes payable                                           $ 5,318,903        $ 9,952,223
   Accounts payable                                          1,097,655            651,621
   Construction contract payable                             1,156,726                 --
   Accrued liabilities:
     Deferred purses                                         7,425,179          6,693,055
     Host track fees                                           416,516            342,153
     Uncashed mutuel tickets                                   364,246            332,016
     Deferred income taxes                                     204,906                 --
     Other                                                     319,944            348,258
   Deferred revenues                                           140,840              6,000
   Income taxes payable                                        121,000             50,000
                                                           -----------        -----------

        Total Current Liabilities                           16,565,915         18,375,326
                                                           -----------        -----------

DEFERRED INCOME TAXES                                        9,846,104          4,525,687
                                                           -----------        -----------

        Total Liabilities                                   26,412,019         22,901,013
                                                           -----------        -----------

COMMITMENTS AND CONTINGENCIES                                       --                 --
                                                           -----------        -----------

STOCKHOLDERS' EQUITY
   Capital stock - no par value;
     authorized 600,000 shares,
     469,940 shares issued and
     468,580 shares outstanding                              1,525,092          1,525,092
   Additional paid-in capital                                1,936,702          1,936,702
   Retained earnings                                        18,254,654          8,481,440
   Unrealized loss on investment
     securities-available for sale                              (3,122)           (17,125)
                                                           -----------        -----------

        Total                                               21,713,326         11,926,109

   Less: treasury stock at cost,
         1,360 shares at 1997
         and 1996                                              (35,525)           (35,525)
                                                           -----------        -----------

        Total Stockholders' Equity                          21,677,801         11,890,584
                                                           -----------        -----------

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                             $48,089,820        $34,791,597
                                                           ===========        ===========


See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF OPERATIONS
                         For the Years Ended October 31

                                          1997           1996          1995
                                     ------------   ------------  -------------
REVENUES
   Pari-mutuel
     commissions                     $ 20,832,282   $ 18,944,758   $ 15,766,962
   Breakage                               481,554        439,204        355,283
Uncashed mutuel tickets                   404,405        330,754        229,358
                                     ------------   ------------   ------------
        Total                          21,718,241     19,714,716     16,351,603

   Less: pari-mutuel tax               (2,792,092)    (2,570,018)    (2,204,735)
                                     ------------   ------------   ------------

   Commission income                   18,926,149     17,144,698     14,146,868
   Host track fees                      5,733,544      4,410,727      3,878,400
                                     ------------   ------------   ------------

        Total Mutuel Income            24,659,693     21,555,425     18,025,268

   Concessions                          1,485,227      1,467,187      1,596,941
   Admissions (net of taxes)              296,870        351,569        339,319
   Parking                                 20,581         14,967         14,401
   Video poker                          2,346,677      1,955,551      1,132,127
   Programs and forms                   1,491,628      1,474,947      1,317,547
   Miscellaneous                          679,583        676,854        605,428
                                     ------------   ------------   ------------

        Total Operating
          Revenues                     30,980,259     27,496,500     23,031,031
                                     ------------   ------------   ------------

RACING EXPENSES
   Purses                              11,041,607      9,558,545      7,754,856
   Salaries and related
     taxes and benefits                 5,702,370      5,092,149      4,895,632
   Contracts and services               2,333,814      2,069,396      1,997,706
   Depreciation                         1,589,041      1,810,257      1,797,256
   Host track fees                      2,482,926      2,178,478      1,481,528
   Program paper, forms and
     other supplies                     1,587,615      1,545,963      1,250,947
   Utilities                              674,071        711,022        580,424
   Advertising and promotion              917,817        781,935        701,860
   Cost of sales -
     concessions                          593,774        541,691        688,965
   Repairs and maintenance                383,343        300,332        317,102
   Rent                                   304,138        303,006        271,794
   Miscellaneous                          488,113        497,736        511,590
                                     ------------   ------------   ------------

        Total Racing
          Expenses                   $ 28,098,629   $ 25,390,510   $ 22,249,660
                                     ------------   ------------   ------------

(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF OPERATIONS (CONTINUED)
                         For the Years Ended October 31

                                           1997           1996           1995
                                       ------------   ------------   ------------
GENERAL AND ADMINISTRATIVE
   EXPENSES
   Salaries and related
     taxes and benefits                $    993,049   $  1,225,683   $  1,287,744
   Insurance                                866,343        950,882        918,356
   Property taxes                           399,541        395,863        238,570
   Legal, audit and director
     fees                                 1,129,814      1,203,501        973,249
   Contracts and services                   197,603        159,521        163,972
   Office expenses                          350,090        303,398        340,923
   Miscellaneous                            166,098        180,485        221,978
                                       ------------   ------------   ------------

        Total General and
          Administrative
          Expenses                        4,102,538      4,419,333      4,144,792
                                       ------------   ------------   ------------

LOSS FROM OPERATIONS                     (1,220,908)    (2,313,343)    (3,363,421)
                                       ------------   ------------   ------------

OTHER INCOME (EXPENSE)
   Jazz and Heritage Festi-
     val income - net                     1,048,753      1,534,971      1,153,749
   Video poker franchise fee
     revenue                              1,921,362      2,888,962        703,488
   Interest expense                        (266,435)      (791,566)       (12,318)
   Interest income                           78,352         31,990         95,825
   Short-term loan closing
     costs                                 (151,147)      (159,702)      (101,799)
   Insurance settlements                         --             --        618,182
   Gain on sale of
     property, plant and
     equipment                              115,602         20,362             --
   Gain (Loss) on sale of
     securities available
   for sale                                     398        (37,080)       (10,282)
                                       ------------   ------------   ------------

        Total Other Income                2,746,885      3,487,937      2,446,845
                                       ------------   ------------   ------------


(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF OPERATIONS (CONTINUED)
                         For the Years Ended October 31


                                           1997           1996           1995
                                       ------------   ------------   -------------
INCOME (LOSS) BEFORE
   INCOME TAXES,
   EXTRAORDINARY ITEM, AND
   CUMULATIVE EFFECT OF
   CHANGES IN ACCOUNTING
   PRINCIPLES                          $  1,525,977   $  1,174,594   $   (916,576)

PROVISION (BENEFIT)
   FOR INCOME TAXES                         775,288        294,896       (300,460)
                                       ------------   ------------   ------------


INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM AND
CUMULATIVE EFFECT OF
CHANGES IN ACCOUNTING
PRINCIPLES                                  750,689        879,698       (616,116)

EXTRAORDINARY ITEM -
GAIN FROM FIRE (net
of $5,298,944 of related
deferred income taxes
in 1997)                                  9,022,525             --             --

CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING
   PRINCIPLES                                    --             --        104,000
                                       ------------   ------------   ------------

NET INCOME (LOSS)                      $  9,773,214   $    879,698   $   (512,116)
                                       ============   ============   ============


(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF OPERATIONS (CONTINUED)
                         For the Years Ended October 31

                                          1997        1996        1995
                                       ---------   ---------   ---------
PER SHARE OF COMMON STOCK:

   INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM
     AND CUMULATIVE EFFECT
     OF CHANGES IN ACCOUNTING
     PRINCIPLES                        $    1.60   $    1.87   $   (1.32)

   EXTRAORDINARY ITEM,
     NET OF INCOME TAXES                   19.20          --          --

   CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING
     PRINCIPLES                               --          --         .23
                                       ---------   ---------   ---------

   NET INCOME (LOSS)                   $   20.80   $    1.87   $   (1.09)
                                       =========   =========   =========


See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         For the Years Ended October 31

                                                                            Unrealized
                                                                             Loss On
                                               Additional                   Securities                    Total
                                   Capital       Paid-In       Retained     Available      Treasury    Stockholders'
                                    Stock        Capital       Earnings      For Sale       Stock        Equity
                                 ----------   -----------    ------------    ----------    --------    ------------
Balance, October 31, 1994        $1,525,092   $ 1,942,350    $ 8,113,858    $     --    $(45,973)   $ 11,535,327

   Net loss                              --            --       (512,116)         --          --        (512,116)

   Unrealized loss on
    securities available
    for sale                             --            --             --     (54,884)         --         (54,884)
                                 ----------   -----------    -----------    --------    --------    ------------

Balance, October 31, 1995         1,525,092     1,942,350      7,601,742     (54,884)    (45,973)     10,968,327


   Net income                            --            --        879,698          --          --         879,698

   Change in unrealized loss
   on securities available
   for sale                              --            --             --      37,759          --          37,759

   Loss on sale of treasury
   stock                                 --        (5,648)            --          --          --          (5,648)

   Treasury stock sold
   (400) shares                          --            --             --          --      10,448          10,448
                                 ----------   -----------    -----------    --------    --------    ------------

Balance, October 31, 1996         1,525,092     1,936,702      8,481,440     (17,125)    (35,525)     11,890,584

   Net Income                            --            --      9,773,214          --          --       9,773,214

   Change in unrealized loss
   on securities available for
   sale                                  --            --             --      14,003          --          14,003
                                 ----------   -----------    -----------    --------    --------    ------------

Balance, October 31, 1997        $1,525,092   $ 1,936,702    $18,254,654    $ (3,122)   $(35,525)   $ 21,677,801
                                 ==========   ===========    ===========    ========    ========    ============


See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION

                            STATEMENTS OF CASH FLOWS
                         For the Years Ended October 31


                                           1997            1996           1995
                                       ------------   -------------  -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net income (loss)                  $  9,773,214   $    879,698   $   (512,116)

    Adjustments to reconcile
      net income (loss) to net
      cash provided by
      operating activities:
        Depreciation                      1,589,041      1,810,257      1,797,256
        Gain on sale
          of property                      (115,602)       (20,363)            --
        Provision for deferred
          income taxes                    5,836,263        244,896       (218,851)
        Charge for cumulative
          effect of changes in
          accounting for income
          taxes and investment
          securities                             --             --       (104,000)
        Loss (Gain) on sale of
         investment securities                 (398)        37,080         10,282
        Gain from fire                  (14,321,469)            --             --
        Change in assets and
          liabilities:
          (Increase) decrease in:
            Accounts receivable and
              mutuel settlements           (438,071)        91,868       (328,198)
            Insurance proceeds
              receivable                         --             --        487,341
            Inventory                       (11,055)        (3,683)        (6,707)
            Refundable income taxes              --             --        566,289
            Prepaid expenses                 72,816        131,050       (196,646)
            Cash and cash
              equivalents -
             restricted                  (2,509,773)        20,980       (154,909)



(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                         For the Years Ended October 31


                                           1997           1996           1995
                                       ------------   ------------   ------------
          Increase (decrease) in:
            Accounts payable and
              accrued liabilities           524,312         (5,541)     3,582,759
            Deferred purses                 732,124      1,026,843        165,727
            Deferred revenues               134,840        (44,149)        (3,431)
            Construction contract
              payable                     1,156,726             --             --
            Income taxes payable             71,000         50,000             --
                                       ------------   ------------   ------------

              Total Adjustments          (7,279,246)     3,339,238      5,596,912
                                       ------------   ------------   ------------

          Net cash provided by
            operating activities          2,493,968      4,218,936      5,084,796
                                       ------------   ------------   ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES
      Capital expenditures              (12,965,686)    (5,650,671)   (14,625,149)
      Purchase of securities
        available for sale                 (500,000)            --       (763,872)
      Proceeds from sale of
        securities available
        for sale                            108,852        270,454      1,714,052
      Deposits and other assets             (23,832)       (30,420)       (36,690)
      Proceeds from sale of
        property                            126,371         91,964             --
      Proceeds from fire
        litigation settlements           14,321,469             --             --
                                       ------------   ------------   ------------


          Net cash provided by
            (used for) investing
            activities                    1,067,174     (5,318,673)   (13,711,659)
                                       ------------   ------------   ------------



(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                         For the Years Ended October 31

                                           1997           1996           1995
                                       ------------   ------------   ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES
    Proceeds from short-term
      borrowings                         17,083,985     10,307,260      3,533,443
    Principal repayments
      of short-term borrowings          (21,717,305)    (4,061,179)    (1,870,300)
                                       ------------   ------------   ------------

        Net cash provided by
          (used for) financing
          activities                     (4,633,320)     6,246,081      1,706,143
                                       ------------   ------------   ------------


NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS              (1,072,178)     5,146,344     (6,920,720)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                    6,264,934      1,118,590      8,039,310
                                       ------------   ------------   ------------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                       $  5,192,756   $  6,264,934   $  1,118,590
                                       ============   ============   ============



See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                       NOTES TO FINANCIAL STATEMENTS For
                the Years Ended October 31, 1997, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company conducts a live fall/spring race meeting for thoroughbred horses and participates in inter-track wagering as a host track and as a receiving track. In addition, the Company currently operates five off-track betting facilities located in Southeast Louisiana, as well as a tele-track facility located at the Fair Grounds Race Course. Most of the Company's revenues and receivables are dependent on patrons of horse racing and other horse racing facilities and tele-tracks. This results in a concentration of risk and could be affected in the near term by laws or economic conditions that affect this industry.

Uninsured Cash Deposits

As of October 31, 1997 and 1996, the Company had deposits in various financial institutions in the aggregate of $8,740,475 and $7,195,692, respectively. Such deposits exceeded insured limits as of October 31, 1997 and 1996 by $3,399,415 and $1,850,588, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Cash and Cash Equivalents - Restricted

As of October 31, 1997, restricted assets totalled $2,643,702 which included a certificate of deposit of $114,581 pledged as a security deposit for the Company's worker's compensation program. Also included is an escrow account of $674,360 and a money market account of $1,847,858 which were held by FNBC and were restricted for construction payments. As of October 31, 1996, restricted assets totalled $133,929 relating to the worker's compensation program.

Inventory

Inventory consists primarily of food and beverage items and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1997, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is provided by the straight-line method. The estimated useful lives of the buildings range from 20 to 40 years. Lives of other depreciable assets range from approximately 3 to 20 years. Depreciation on the Company's temporary facilities was provided by the straight-line method over an estimated useful life of 3 years and became fully depreciated in fiscal 1997. For financial reporting purposes, leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.

Accounts Receivable

The Company has recorded accounts receivable from pari-mutuel wagering, video poker and other activities. The majority of these receivables are settled at least monthly and are considered fully collectable. No allowance for doubtful accounts is considered necessary.

Deferred Revenues

Promotional fees and reserved seating deposits received by the Company are deferred and recognized as income over the duration of the racing meet.

Investment Securities - Available for Sale

The Company classifies its investment securities as held to maturity or available for sale based upon its ability and intent to hold such securities. The Company has classified all of its securities as available for sale and reports them at fair value with the unrealized gain or loss shown as a separate component of stockholders' equity. The Company has reported the cumulative effect of the change in its method of accounting for investment securities of $104,000 in its Statement of Operations for the year ended October 31, 1995 relating to its adoption of SFAS No. 115. The Company records realized gains and losses on investment securities as they are sold, using the specific identification method.

Fair Value Disclosures

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instruments", effective December 31, 1995, requires disclosures of fair value information

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1997, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The following methods and assumptions were used in estimating the fair value disclosures for financial instruments.

  Cash and Cash Equivalents - The carrying amount for cash and cash equivalents at October 31, 1997 and 1996, approximates fair value.

  Investment Securities - The fair value of stocks and bonds is the quoted market price. At October 31, 1997 and 1996, all of the Company's investment securities are classified as available for sale and are carried on the balance sheet at their quoted market price.

  Notes Payable - The fair value of demand notes is the amount payable on demand at the balance sheet date. The fair value of debt that is not payable on demand is estimated by discounting the future cash flows using the market rates offered as of October 31, 1997 and 1996, for similar debt with the same remaining maturities. The fair value of the Company's current notes payable approximated the amounts recorded in the balance sheet at October 31, 1997 and 1996.

Uncashed Mutuel Tickets

Holders of uncashed winning pari-mutuel tickets have until 90 days after the end of a given race meet to cash their winning tickets. Tickets that expire become revenues of the Company, up to a maximum of $250,000 per race meet. Uncashed pari-mutuel tickets exceeding $250,000 per race meet are remitted to the State of Louisiana.

Income Taxes

The Company records income taxes in accordance with SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1997, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

statement amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. The most significant deferred tax items of the Company relates to the deferred tax gain on fire as further discussed in Note 6.

Deferred Purses

Deferred purses include those amounts required by Louisiana law to be withheld from commissions, video poker revenues, or out-of-state host fee income earned by a racing licensee and paid as purse supplements during the licensee's succeeding live racing meet.

Net Income (Loss) Per Share

Net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Per share amounts were determined using 468,580 common shares outstanding for fiscal 1997 and 1996 and 468,180 common shares outstanding for fiscal 1995.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

NOTE 2 - STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

Cash was paid during the following fiscal years for:

                                           1997           1996           1995
                                       ------------   ------------   ------------
Interest                               $    454,457   $    802,797   $    245,296
                                       ============   ============   ============
Taxes                                  $    166,969             --             --
                                       ============   ============   ============


The 1997 and 1995 cash paid for interest includes capitalized interest of $214,103 and $232,979, respectively. The Company halted construction of its facilities in September 1995 due to

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1997, 1996 and 1995

NOTE 2 - STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

financing restrictions, and resumed the construction in May 1997 once financing was obtained. As a result, in accordance with generally accepted accounting principles, construction interest was capitalized only during construction periods. No construction interest was capitalized in fiscal 1996.

There were no noncash investing or financing activities for fiscal years ended October 31, 1997, 1996, and 1995.

NOTE 3 - INVESTMENT SECURITIES AVAILABLE FOR SALE

At October 31, 1997, and 1996, investment securities were classified as available for sale and consisted of the following:

                                           1997           1997           Gross
                                        Amortized         Market      Unrealized
                                           Cost           Value          Loss
                                       ------------   ------------   ------------
Preferred and
   common stocks                       $     96,000   $     92,878   $     (3,122)
                                       ============   ============   ============

Corporate debt
   securities                          $    500,000   $    500,000   $         --
                                       ============   ============   ============

                                           1996           1996          Gross
                                        Amortized         Market      Unrealized
                                           Cost           Value          Loss
                                       ------------   ------------   ------------
Preferred and common
   stocks                              $    205,250   $    188,125   $    (17,125)
                                       ============   ============   ============


During the fiscal years ended October 31, 1997 and 1996, proceeds from sales of investment securities available for sale were $108,852 and $270,454 respectively, and gross realized gains (losses) from such sales were $398, and ($37,080), respectively. The Company's corporate debt securities mature on December 15, 1997.

                           FAIR GROUNDS CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
             For the Years Ended October 31, 1997, 1996 and 1995


NOTE 4 - NOTES PAYABLE - CURRENT

                                                 October 31
                                        -------------------------------
                                            1997                1996
                                        ------------        -----------
Louie J. Roussel, III;
(Assignment by Victory Life
Insurance Company in 1996);
Demand note, variable based on
the prime interest rate, 8.25% at
October 31, 1996, secured by a
first mortgage note on certain
property.                                $        --         $   500,000

Louie J. Roussel, III; Demand note,
variable based on the prime interest
rate, 8.25% at October 31, 1996,
secured by a first mortgage note
on certain property.                              --             500,000

Marie G. Krantz; Demand note,
variable based on the prime
interest rate, 8.25% at
October 31, 1996.                                 --           1,000,000

First National Bank of Commerce
("FNBC"); Note A, interest at
9% secured by a second mortgage
note on certain property,
342,584 common shares of the
Company owned in the aggregate
by the Krantzes and Jefferson
Downs Corporation, and the video
poker franchise fee exemption,
due October 31, 1996.                             --           7,799,044

First National Bank of Commerce
("FNBC"); Note B, interest at
9% secured by a second mortgage
note on certain property, and
342,584 common shares of the
Company owned in the aggregate
by Jefferson Downs Corporation,
due October 31, 1998.                      5,221,725                  --

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1997, 1996 and 1995

NOTE 4 - NOTES PAYABLE - CURRENT

                                                                    October 31
                                                           -------------------------------
                                                               1997                1996
                                                           ------------        -----------
INAC Corp.; Installment note -
insurance premium financing;
interest at 7%, final installment
due February 1997.                                                   --             153,179

INAC Corp; installment note -
insurance premium financing;
interest at 6.69%, final installment
due February 1998.                                               97,178                  --
                                                           ------------        -----------
                                                           $  5,318,903        $ 9,952,223
                                                           ============        ===========


During the fiscal year ended October 31, 1997, the Company repaid the outstanding balance of its amended Loan Agreement with FNBC dated April 1997, with the proceeds of the fire litigation settlements described elsewhere herein. As a result, the video poker franchise fee exemption, which was granted to Company after the December 1993 fire to assist them in repaying construction debts, is no longer available.

As previously reported, in April 1997, the Company and FNBC agreed to a second loan of $5,221,725 for use in completing construction. This loan provided for monthly payments of interest, with the entire principal balance outstanding due on October 31, 1998. From August 1997 through October 1997, the Company borrowed such funds and utilized approximately $3.4 million of the loan proceeds for construction. The balance of approximately $1.8 million, which represents the difference between the aggregate loan amount and amounts disbursed for construction purposes, remained in a restricted escrow account maintained by FNBC at October 31, 1997. See Note 13 regarding subsequent repayment of this loan.

NOTE 5 - LITIGATION SETTLEMENTS

As also discussed in Note 7, on November 18, 1996, the Company reached a settlement in its litigation with its insurance agent and insurance broker. The settlement provided that the settling defendants were to pay the Company $10 million in the aggregate. Such amount has been paid and applied to the outstanding construction loan with FNBC during the current fiscal year. In addition, each such settling defendant will share with the Company, in accordance with an agreed-upon formula, in any settlement with or award of damages against Travelers in that litigation.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1997, 1996 and 1995


NOTE 5 - LITIGATION SETTLEMENTS (CONTINUED)

Also as described in Note 7, the remainder of the Company's action against ADT was tried beginning in March 1997. On March 26, 1997, the jury returned a verdict in favor of the Company, awarding the Company approximately $49.8 million in damages against ADT, plus interest and the intervening insurance companies. The judgement has been appealed by ADT. A portion of the funds were received in August 1997 and used to pay construction cost related to the new facility. A substantial portion of the settlement funds has been placed in escrow pending resolution of certain matters. Also see Note 13 regarding additional settlements subsequent to October 31, 1997.

The litigation settlement payments received during fiscal 1997 have been reported as extraordinary items on the Company's Statement of Operations net of related deferred income tax expense.

NOTE 6 - INCOME TAXES

The components of the income tax provision (benefit) are as follows:

                                    October 31
                     ------------------------------------------
                         1997           1996           1995
                     ------------   ------------   ------------
Current:
     Federal         $    121,000   $     50,000   $         --
     State                     --             --             --
                     ------------   ------------   ------------
          Total           121,000         50,000             --

Deferred                5,953,232        244,896       (300,460)
                     ------------   ------------   ------------

          Total      $  6,074,232   $    294,896   $   (300,460)
                     ============   ============   ============


Approximately $5.3 million of the deferred income tax provision is shown net of the extraordinary item - gain on fire on the Statement of Operations for the year ended October 31, 1997.

For the fiscal years ended October 31, 1997 and 1996, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below along with a summary of activity in the valuation allowance.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1997, 1996 and 1995

                                                                     October 31
                                                           -------------------------------
                                                               1997               1996
                                                           ------------        -----------
Current deferred tax assets:

General liability insurance
   reserves                                                $     59,940        $    59,940
Net operating loss carryforwards                                     --            251,000
                                                           ------------        -----------
Total current deferred tax
     assets                                                      59,940            310,940

Current deferred tax
     liabilities:

Deferred tax on gain from fire                                 (264,846)                --
                                                           ------------        -----------
Net current deferred tax
     assets (liabilities)                                  $   (204,906)       $   310,940
                                                           ============        ===========


Non-current deferred tax assets:

Book accumulated depreciation
     in excess of tax                                      $    218,034        $   392,241
                                                           ------------        -----------
Total non-current deferred
     tax assets                                                 218,034            392,241

Non-current deferred tax
     liabilities:

Deferred tax on gain from fire                              (10,064,138)        (4,917,928)
                                                           ------------        -----------
Net non-current deferred
     tax liabilities                                       $ (9,846,104)       $(4,525,687)
                                                           ============        ===========

Valuation allowance,
     beginning of year                                     $         --        $   119,253
Change during the year                                               --           (119,253)
                                                           ------------        -----------
Valuation allowance,
     end of year                                           $         --        $        --
                                                           ============        ===========


                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1997, 1996 and 1995


NOTE 6 - INCOME TAXES (CONTINUED)

A reconciliation of the provision (benefit) for taxes on income at the Company's federal statutory income tax rate to the tax provision (benefit) for financial reporting purposes for fiscal years ending October 31, 1997, 1996 and 1995 is as follows:

                                                       October 31
                                       ------------------------------------------
                                           1997           1996           1995
                                       ------------   ------------   ------------
Expected tax provision
     (benefit)                         $  5,388,132   $    399,362   $   (276,276)
State income taxes                          475,423         35,238        (24,377)
Change in valuation
     allowance                                   --       (119,253)        12,066
Additional realizable
     carryback credits                           --             --        (81,609)
Additional realizable
     carryforward net
     operating losses                            --             --        (89,620)
Utilization of net
     operating loss                         251,000             --             --
Other                                       (40,323)       (20,451)       159,356
                                       ------------   ------------   ------------
Actual tax provision
     (benefit)                         $  6,074,232   $    294,896   $   (300,460)
                                       ============   ============   ============

As of October 31, 1996, the Company had a net operating loss carryforward of approximately $678,000 which was utilized in fiscal 1997.

As of October 31, 1997, the Company has recorded a current and non-current deferred tax liability totaling $10,328,984 as a result of the deferred gain on the fire for income tax purposes. The Company has reinvested all fire insurance and litigation proceeds into its new facilities within the allowable replacement period, therefore deferring the gain on the involuntary conversion. As a result, the Company has a difference between the book and tax bases of such facilities. This taxable difference will reverse with the scheduled depreciation of such assets over the next 39 years.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Fire Related Litigation

The Company has been a party to a number of legal proceedings which have arisen as a result of the December 1993 fire or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire-related proceedings:

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1997, 1996 and 1995

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Travelers Litigation

         On May 14, 1994, the Company filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers") and others. The Company contends that the insurance policy provided by Travelers provides the Company with blanket coverage in the amount of $24.2 million in excess of the $10 million of underlying coverage. Accordingly, the Company maintains that Travelers is liable for the difference between $24.2 million and the approximately $9.5 million already paid, plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contended the insurance agent and the insurance broker who arranged for the insurance were liable to the Company for any damages sustained including any damages sustained because the amount of coverage is less than that claimed by the Company. Travelers' position is that its liability under such policy is limited to the amount which has already been paid.

         In November 1996, the Company entered into a joint settlement with the insurance agent and broker pursuant to which the insurance agent and broker agreed to pay a total of $10,000,000 to the Company. Such amount was placed in escrow until April 9, 1997, when the Company utilized such funds in connection with the closing of its construction financing described herein. The settlement agreement includes a "Mary Carter" provision whereby the insurance agent and broker are entitled to share in any recovery that the Company may eventually obtain from Travelers in that litigation.

         The Company's action against Travelers was tried in September 1997 and the trial court has taken the matter under advisement.

         ADT Litigation

         In December 1994, the Company filed an action in the Civil District Court for the Parish of Orleans, State of Louisiana against ADT Security Systems, Mid-South, Inc. the company which provided and maintained the fire alarm system at the race track, and other defendants. The complaint sought unspecified damages, not otherwise compensated for by insurance, that were allegedly caused by the negligence of one or more of the defendants. The Company's three fire insurers and a third party's insurance company, which insured the operator of the video poker machines, intervened in the

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1997, 1996 and 1995

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         suit asserting subrogation claims against the same defendants.

         In late 1996, the Company and the three insurance companies entered into settlements with certain defendants, specifically the manufacturer of a lighting ballast and an architect. After division of the settlement proceeds among the Company and the three insurance companies and the payment of various litigation expenses, the Company received approximately $268,000. The remainder of the case was tried in March 1997 and resulted in an award in favor of the Company and the intervening insurance companies of approximately $49.8 million in the aggregate in damages against ADT, plus interest. The Company was awarded approximately $31.8 million plus interest. The judgment was appealed by ADT. In June 1997, the insurance company that insured the first layer of ADT's liability tendered approximately $9.3 million in partial settlement of the action. In August 1997, after a dispute with the intervening insurers over the division of these funds was resolved, the Company received approximately $4 million after litigation expenses. See Note 13 "Subsequent Events" for additional information regarding this litigation.

         Travelers, Royal, and the insurance company which insured the operator of the video poker machines at the Fair Grounds Race Course filed an action in April 1997 in the U.S. District Court for the Eastern District of Louisiana against the Company, seeking a declaratory judgment that a contract existed among the parties governing the distribution of funds recovered in the litigation against ADT described above. The Company denied that any such contract was ever executed, but that if a contract was formed, it was breached in numerous respects by the insurance companies. During 1997, the parties entered into a partial settlement agreement pursuant to which they agreed, among other things, that the matter would be heard in state court in April 1998. The Company believes that the amount of funds held in escrow as a result of the settlement in the ADT litigation described above will be sufficient to fund any obligations of the Company which may arise in connection with the foregoing litigation.

         United National Litigation

         The Company was a defendant, along with its general liability insurance carrier, United National Insurance Company ("United National"), in a civil action filed in December 1994 in the

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1997, 1996 and 1995

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         United States District Court for the Eastern District of Louisiana by St. Paul Mercury Insurance Company ("St. Paul"), the insurer of the computerized betting equipment at the race track. St. Paul alleged that it was subrogated to its insured's rights to collect damages and that it had paid approximately $1,175,000 to its insured for the loss of equipment in the fire. Subsequently, United National filed a declaratory judgment action against the Company, wherein it sought to deny coverage for St. Paul's subrogation claim. The Company filed a counterclaim against United National, seeking coverage for the St. Paul claim as well as payment for various other fire-related claims previously denied by United National. This action was consolidated for trial with the suit filed by St. Paul against the Company.

         Both United National and the Company moved for summary judgment on the question of whether the exclusion relied on by United National to deny coverage for the various claims applied or not. In 1996, the District Court ruled that the policy exclusion relied upon by United National did not apply to the claim asserted by St. Paul and to claims made by various jockeys and valets that were previously paid by the Company. United National subsequently appealed this decision to the United States Fifth Circuit Court of Appeals, which held that the claim was covered.

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

Other Litigation

In 1996, a suit was filed in U.S. District Court in Baton Rouge by Livingston Downs Racing Association ("Livingston") naming the Company and other defendants in an antitrust/civil RICO suit alleging the Company participated in a conspiracy to prevent the plaintiff from entering the live racing, off-track betting and video poker markets. This suit is currently in early discovery stages. Management of the Company believes the action is without

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1997, 1996 and 1995

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

merit. Livingston had previously filed a series of other legal actions against the Company which were resolved in the Company's favor.

A suit was also filed in 1996 by Livingston against the Company and the State of Louisiana seeking a judgment that the State off-track betting law is unconstitutional. The trial court ruled in the plaintiffs' favor. The case was appealed to the Louisiana Supreme Court which overturned the ruling on December 2, 1997. Livingston Downs has requested a rehearing which has not yet been ruled upon. The Company believes it has no monetary exposure in this suit.

A suit was filed in 1996 by the Louisiana Horseman's Benevolent and Protective Association ("HBPA") against the Company, the State of Louisiana, and all other pari-mutuel wagering facilities operating in Louisiana. The HBPA is seeking a larger portion of video poker proceeds. The Company believes it is currently in compliance with the guidelines established by the Louisiana State Police Gaming Division which regulates compliance with the State video poker law. The Company believes it will prevail in this suit. The amounts in question in this suit have not yet been calculated, but amounts could be substantial.

Except as described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

NOTE 8 - RELATED PARTY TRANSACTIONS

In April 1996, Bryan G. Krantz, purchased 339,604 shares of the Company's stock from a trust which had previously acquired the shares from Marie G. Krantz. A promissory note was executed by Bryan G. Krantz in favor of the Trust for $9,984,358 with interest at 5.76% per year. The note is due in April 2005 and cannot be prepaid in whole or in part. The note is secured by a Stock Pledge Agreement executed by Bryan G. Krantz and Marie G. Krantz, in her capacity as Voting Trustee under a Voting Trust Agreement, in favor of the Trust. The Stock Pledge Agreement is subordinate to the Pledge Agreements executed in favor of FNBC relating to the construction financing.

Marie G. Krantz, Chairman of the Board of Directors and Treasurer of the Company, has voting control over 339,604 shares of common stock of the Company (72.27% of the outstanding common stock of the Company) owned by Bryan G. Krantz.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1997, 1996 and 1995


NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

Marie G. Krantz and Bryan G. Krantz together are the beneficial owners of 100% of the outstanding shares of Jefferson Downs Corporation.

On October 31, 1996, Marie G. Krantz loaned the Company $1 million payable on demand at the prime interest rate, which was 8.25% at October 31, 1996. Such loan, together with interest, was repaid in January 1997.

In August 1992, the Company entered into a Management Agreement with Finish Line Management Corporation ("Finish Line"), which is beneficially owned by Marie G. Krantz and Bryan G. Krantz, to operate five tele-track facilities previously operated by Jefferson Downs for a period of ten years, commencing November 1, 1992, with the option granted to Finish Line to extend the term of the Management Agreement for two additional five year periods. The Management Agreement provides that Finish Line is to have the exclusive responsibility for the direction, supervision, management and operation of such facilities, is to collect all monies from such operation and is to pay all expenses in connection therewith. The Company is to receive a monthly payment of 0.1% of the gross pari-mutuel handle at such facilities plus purse supplements, and Finish Line is to receive monthly compensation equal to the difference between the gross receipts collected at such facilities less all expenses (including the payment to the Company described herein) paid by Finish Line. In addition, Finish Line is to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company. During the fiscal years ended October 31, 1997, 1996 and 1995, the Company received $82,655, $88,835, and
$67,593, respectively, from Finish Line in accordance with the Management Agreement.

Accounts receivable (payable) from (or to) Finish Line were $124,324 and $(88,227) at October 31, 1997 and 1996, respectively.

The following table reflects the host track fees and purse supplement receipts from Finish Line for the fiscal years ended October 31, 1997, 1996, and 1995.

                                                                        Received by the Company
                                                                        and Paid by Finish Line
                                                                   for the Years Ended October 31
                                                         -----------------------------------------------------
                                                            1997                 1996                 1995
                                                         ----------           ----------           -----------
     Host track fees                                     $  325,680           $  363,275           $  520,267
                                                         ==========           ==========           ==========
     Purse supplement
      receipts                                           $4,822,405           $4,337,179           $3,861,674
                                                         ==========           ==========           ==========

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1997, 1996 and 1995

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

Marie G. Krantz and Bryan G. Krantz are each 50% owners of Continental Advertising, Inc. ("Continental"). During the fiscal years ended October 31, 1997, 1996 and 1995, the Company made payments to Continental of $333,000, $341,000, and $462,321, respectively, for advertising services rendered by Continental. As of October 31, 1997 and 1996, the Company was due amounts included in accounts receivable of $41,869 and $64,800 from Continental, respectively.

In February 1992, the Company, Jefferson Downs and Finish Line entered into an agreement with Video Services, Inc. ("VSI"), whereby VSI was granted the exclusive right and license by the Company to install, maintain and operate video draw poker devices at the Fair Grounds Race Course, Jefferson Downs Race Course and at the tele-tracks then operated by the Company, Jefferson Downs and Finish Line. Such agreement is for an initial term of five years, with an option by VSI to extend the term for an additional five years, which option has been exercised. The agreement provides that the Company is to receive a percentage of the revenues from the operation of the devices installed at the Company's facilities (not including the facilities operated for the Company by Finish
Line). Such percentage is to be calculated on the basis of the average amount collected daily from each device during each month, after the payment of prizes, taxes and fees. One-half of the net revenues from such devices, after deduction of certain amounts, are required by state statute to be paid as purse supplements during the live racing meet. In addition, this agreement entitles the Company and Finish Line to share in a $270,000 annual promotional fee paid by VSI. In each of the fiscal years of 1997, 1996 and 1995, upon agreement of the Company and Finish Line, the Company received the total promotional fee of $270,000. Of this amount, $135,000 was set aside each year as purse supplements to be paid during the upcoming racing season.

The video poker draw devices which have been installed and are to be installed by VSI remain the property of VSI. As of October 31, 1997, 1996 and 1995, there were a total of 297, 234, and 250 devices, respectively, in operation at all of the Company's facilities. In addition, there were a total of 428, 419, and 449 devices in operation at the Finish Line facilities as of October 31, 1997, 1996 and 1995, respectively.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1997, 1996 and 1995

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

Gross video poker revenues and related purse supplements for the years ended October 31, 1997, 1996, and 1995 are as follows:

                                          1997                  1996                  1995
                                       ----------            ----------            ----------
Gross video poker revenue              $2,346,677            $1,955,551            $1,132,127
                                       ==========            ==========            ==========

Purse supplements                      $  981,097            $  821,973            $  433,443
                                       ==========            ==========            ==========

NOTE 9 - LEASES

The Company has various operating leases for the use of buildings and parking facilities to operate off-track betting facilities in Louisiana. The location, lease terms, and monthly payments are as follows:

============================================= ============================= ===========================
                                                                                     Monthly
                 Location                        Lease Term                          Payment
--------------------------------------------- ----------------------------- ---------------------------
 St. Bernard Parish,                          January 1, 1995 to                     $ 6,000
 Louisiana                                    January 31, 1999
--------------------------------------------- ----------------------------- ---------------------------
 LaPlace, Louisiana                           February 1, 1996 to
                                              January 31, 1997                       $ 4,166
                                              February 1, 1997 to
                                              January 31, 1998                       $ 4,291
                                              February 1, 1998 to
                                              January 31, 1999                       $ 4,420
                                              February 1, 1999 to
                                              January 31, 2000                       $ 4,553


--------------------------------------------- ----------------------------- ---------------------------
 Bourbon Street -                             March 15, 1991 to
 New Orleans,                                 March 14, 1999                         $10,000
 Louisiana

--------------------------------------------- ----------------------------- ---------------------------
 Thibodaux,                                   May 1, 1996 to
 Louisiana                                    April 30, 1997                         $ 2,300
                                              May 1, 1997 to
                                              April 30, 1998                         $ 2,300


                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1997, 1996 and 1995


--------------------------------------------- ------------------------------------------ ---------------------------
 Metairie,                                    February 1, 1996 to
 Louisiana                                    January 31, 1997                            $ 8,500
                                              February 1, 1997 to
                                              January 31, 1998                            $ 9,000
                                              February 1, 1998 to
                                              January 31, 1999                            $ 9,000
                                              February 1, 1999 to
                                              January 31, 2000                            $ 9,500
                                              February 1, 2000 to
                                              January 31, 2001                            $ 9,500

--------------------------------------------- ------------------------------------------ ---------------------------

The tele-tracks formerly licensed to Jefferson Downs and now licensed to the Company are also leased; however, as described herein, Finish Line has agreed to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company.

In December 1993, the Company entered into a three year lease on the modular buildings that housed the executive, administrative, and operations personnel and the totalisator equipment used by the Company. Due to the delay of completion of the new facilities, the lease was extended month-to-month until October 1997. Rent expense relating to this lease for the years ended October 31, 1997, 1996 and 1995 was approximately $72,000, $72,000, and $71,000, respectively.

Future obligations over the primary lease terms, not including renewal periods, of the Company's long-term leases (other than the leases assigned by Jefferson Downs to the Company) as of October 31, 1997 are as follows:

          Year Ending
          October 31
          -----------
            1998                             364,953
            1999                             243,396
            2000                             114,000
            Thereafter                        28,500
                                          ----------
            Total                         $  750,849
                                          ==========

The Company was a party to an agreement with Autotote Limited whereby Autotote Limited was to provide wagering services for the Company until November 1997, including all computer and other related services to carry out the totalisator function for the Company. The Company agreed to pay Autotote Limited 0.0045% of the total on-track pari-mutuel handle of the Company, plus fixed equipment rental fees for its off-track betting facilities. The minimum to be paid to Autotote Limited for each year of the

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1997, 1996 and 1995

NOTE 9 - LEASES (CONTINUED)

agreement was $200,000. No estimates of future obligations under this agreement have been included in the above table. For the fiscal years ended October 31, 1997, 1996, and 1995, the Company incurred $200,000 in minimum rental fees and $600,724, $575,390, and $503,175, respectively, in equipment and contingent rental fees in connection with its agreement with Autotote Limited. Such rental fees were recorded as racing expenses - contracts and services. On November 21, 1997, the Company entered into a new agreement with Autotote Limited with modification of terms as described in Note 13.

NOTE 10 - STOCK OPTIONS

The Company has a stock option plan whereby all incentive stock options granted under the Plan are intended to qualify as incentive stock options under Section 422(b) of the Internal Revenue Code. Under the Plan, the option price per share must be at least equal to 100% of the fair market value per share of the common shares of the Company on the date of the grant. An aggregate of 20,000 common shares has been reserved for issue and may be granted up to February 28, 2001. No options were granted or exercised during fiscal years ended October 31, 1997, 1996 and 1995. No options were outstanding at October 31, 1997.

NOTE 11 - DEFINED CONTRIBUTION PLAN

During the fiscal year ended October 31, 1995, the Company implemented a 401(k) plan for its employees. The Plan is a defined contribution plan covering all full-time employees that have at least one year of service and are age twenty-one or older.

Plan participants may contribute to the Plan and the Company may make matching contributions subject to the provisions of the Employees Retirement Income Security Act.

The Company did not make any matching contributions to the Plan during the years ended October 31, 1997, 1996, and 1995.


NOTE 12 - LOCAL REFERENDUM ON GAMING DEVICES

In connection with the general elections held in Louisiana on November 5, 1996, special elections were held in each parish in Louisiana to approve or disapprove, on a parish-by-parish basis, video poker and other forms of gaming. In such local elections, the voters in every parish in which the Company does business, except one, approved of the operation of video poker devices. The

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1997, 1996 and 1995

NOTE 12 - LOCAL REFERENDUM ON GAMING (CONTINUED)

one exception was St. Tammany Parish, where the Company, through its agreement with Finish Line, maintains two facilities; however, the Company does not believe that the loss of video poker revenue from such locations will have a material adverse effect on the Company's operations. In addition, notwithstanding the results of such local election in St. Tammany Parish, the Company may continue to operate video poker devices in St. Tammany Parish for 30 months after the date of the local referendum.

NOTE 13 - SUBSEQUENT EVENTS

In December 1997, the Company entered into a settlement with ADT and its excess coverage insurers, pursuant to which the Company was paid $37 million and agreed to indemnify ADT and its insurers against the judgment creditor claims of the intervening insurers. A substantial portion of the settlement funds has been placed in escrow pending resolution of such insurer's claims.

Subsequent to October 31, 1997, the Company repaid its total outstanding loan balance to FNBC with the additional proceeds from litigation settlements as discussed herein.

On November 20, 1997, the Company received a reimbursement of $151,846 from an insurance bond claim related to the August 1997 armed robbery of cash from the Company's money room. Such amount was included in accounts receivable at October 31, 1997.

As previously discussed in Note 9, the Company entered into an new agreement with Autotote Limited on November 21, 1997 whereby Autotote Limited is to provide wagering services for the Company until November 20, 2002, including all computer and other related services to carry out the totalisator function for the Company. The Company has agreed to pay Autotote Limited 0.0039% of the total pari-mutuel handle of the Company, plus fixed equipment rental fees for certain equipment provided by Autotote. The minimum to be paid to Autotote during each year of the agreement is $200,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning Directors of the Company contained in the section entitled "Election of Directors" in the Definitive Information Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission on or about February 25, 1998, is incorporated herein by reference in response to this item.


ITEM 11.  EXECUTIVE COMPENSATION

The information contained in the sections entitled "Executive Compensation" and "Information Regarding Board of Directors and Committees" in the Definitive Information Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission on or about February 25, 1998 is incorporated herein by reference in response to this item.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the sections entitled "Beneficial Ownership of Common Shares" in the Definitive Information Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission on or about February 25, 1998 is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the section entitled "Election of Directors" and "Executive Compensation" in the Definitive Information Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission on or about February 25, 1998 is incorporated herein by reference in response to this item.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following unaudited financial statements are included in Part II,
Item 8:

Financial Statements                                                                                        Page
--------------------                                                                                        ----
               Report of Independent Certified Public
               Accountant                                                                                    29

               Balance Sheets, October 31, 1997 and 1996                                                     30

               Statements of Operations for the Three Years
               Ended October 31, 1997                                                                        32

               Statements of Changes in Stockholder's
               Equity for the Three Years Ended
               October 31, 1997                                                                              36

               Statements of Cash Flows for the Three
               Years Ended October 31, 1997                                                                  37

               Notes to Financial Statements                                                                 40

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

(10)(v)                                                                                                      *
                  Disbursement Agreement dated as of July 17, 1995 by and among
                  Fair Grounds Corporation, Video Services, Inc. and First
                  National Bank of Commerce (Incorporated herein by reference to
                  Exhibit 10(v) to the Form 10-K of the Company for the fiscal year ended October 31, 1995, filed on February 16, 1996).

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

(27)
                  Financial Data Schedule (for SEC use only).



*   Incorporated herein by reference as indicated.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                            FAIR GROUNDS CORPORATION




                                    By: /s/ Bryan G. Krantz
                                        ----------------------------------
Date: February 25, 1998             Bryan G. Krantz, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                                 Capacity                    Date
----------------------------------   ---------------------      ------------------
PRINCIPAL EXECUTIVE OFFICER:



/s/ Bryan G. Krantz
----------------------------------
Bryan G. Krantz                      President                  February 25, 1998


PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:



/s/ Gordon M. Robertson
----------------------------------
Gordon M. Robertson                  Vice President and
                                     Chief Financial            February 25, 1998
                                     Officer

DIRECTORS:


/s/ Katherine F. Duncan
----------------------------------
Katherine F. Duncan                          Director                   February 25, 1998



/s/ Richard Katcher
----------------------------------
Richard Katcher                              Director                   February 25, 1998



/s/ Marie G. Krantz
----------------------------------
Marie G. Krantz                              Director                   February 25, 1998
                                             and Chairman
                                             of the Board

/s/ Bryan G. Krantz
----------------------------------
Bryan G. Krantz                              Director                   February 25, 1998
                                             and President



/s/ Ronald J. Maestri
----------------------------------
Ronald J. Maestri                            Director                   February 25, 1998



/s/ Charmaine R. Morel
----------------------------------
Charmaine R. Morel                           Director                   February 25, 1998



/s/ Wayne E. Thomas
----------------------------------
Wayne E. Thomas                              Director                   February 25, 1998

                                  EXHIBIT INDEX

Exhibit         Description                                                                                    Page
-------         -----------                                                                                    -----
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

(10)(v)                                                                                                           *
                  Disbursement Agreement dated as of July 17, 1995 by and among
                  Fair Grounds Corporation, Video Services, Inc. and First
                  National Bank of Commerce (Incorporated herein by reference to
                  Exhibit 10(v) to the Form 10-K of the Company for the fiscal year ended October 31, 1995, filed on February 16, 1996).

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

(27)
                  Financial Data Schedule (for SEC use only).



*   Incorporated herein by reference as indicated.