Form 10-Q
period 1998-01-31
FAIR GROUNDS CORP
filed 1998-04-24
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For Quarter Ended January 31, 1998              Commission File Number O-7607
                  ----------------                                     ------



                            FAIR GROUNDS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Louisiana                                      72-0361770
-------------------------------------------------------------------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)


1751 Gentilly Blvd., New Orleans, LA                       70119
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number including area code       (504) 944-5515
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

         468,580 Common Shares were outstanding as of March 1, 1998.

                            FAIR GROUNDS CORPORATION

                                      INDEX

                                                                                                     Page
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements

                   Balance Sheet, January 31, 1998 (Unaudited)
                   and Balance Sheet, October 31, 1997 .........................................      1

                   Statements of Operations and Retained
                   Earnings for the Three Months Ended
                   January 31, 1998 and 1997 (Unaudited) .......................................      3

                   Statements of Cash Flows for the Three
                   Months Ended January 31, 1998 and 1997
                   (Unaudited) .................................................................      6

                   Notes to Financial Statements for the Three
                   Months Ended January 31, 1998 (Unaudited)....................................      8

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  ........................................     14


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings...........................................................     20

          Item 6.   Exhibits and Reports on Form 8-K............................................     20


SIGNATURES          ............................................................................     21

                                     PART I
                              FINANCIAL INFORMATION

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                                 (Unaudited)
                                                 January 31,       October 31,
                                                    1998              1997
                                                 -----------       -----------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                  $  6,848,597      $  5,192,756
      Cash and cash equivalents
           - restricted                                 3,681         2,643,702
      Accounts receivable                           3,369,459         1,348,530
      Mutuel settlements                              888,459            38,892
      Investment Securities
           - available for sale                        95,128           592,878
      Inventory                                       199,886            95,303
      Prepaid expenses                              1,381,479           353,167
                                                 ------------      ------------

           Total Current Assets                    12,786,689        10,265,228
                                                 ------------      ------------

OTHER ASSETS                                          123,012           125,516
                                                 ------------      ------------

PROPERTY, PLANT AND EQUIPMENT
      Buildings and improvements                   41,868,309        40,587,514
      Land improvements                             4,340,935         4,340,935
      Automotive equipment                            863,701           849,201
      Machinery and equipment                       2,336,143         2,365,837
      Furniture and fixtures                          326,898           326,898
                                                 ------------      ------------

           Total                                   49,735,986        48,470,385

      Less: accumulated depreciation
           and amortization                       (14,568,000)      (14,057,590)
                                                 ------------      ------------

      Depreciable property - net                   35,167,986        34,412,795
      Land                                          3,286,281         3,286,281
                                                 ------------      ------------

      Property, plant and
           equipment - net                         38,454,267        37,699,076
                                                 ------------      ------------

           TOTAL ASSETS                          $ 51,363,968      $ 48,089,820
                                                 ============      ============


(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                                                             (Unaudited)
                                                                             January 31,           October 31,
                                                                                1998                  1997
                                                                            ------------           -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable                                                         $    987,799           $  5,318,903
      Accounts payable                                                         1,770,972              1,097,655
      Construction contract payable                                                   --              1,156,726
      Accrued liabilities:
           Deferred purses                                                     6,112,262              7,425,179
           Host track fees                                                       519,318                416,516
           Uncashed mutuel tickets                                               484,368                364,246
           Deferred income taxes                                                 204,906                204,906
           Other                                                                 306,938                319,944
      Deferred revenues                                                          868,543                140,840
      Income taxes payable                                                       121,000                121,000

           Total Current Liabilities                                          11,376,106             16,565,915
                                                                            ------------           ------------

DEFERRED INCOME TAXES                                                         13,008,436              9,846,104
                                                                            ------------           ------------

           Total Liabilities                                                  24,384,542             26,412,019
                                                                            ------------           ------------

COMMITMENTS AND CONTINGENCIES                                                         --                     --
                                                                            ------------           ------------

STOCKHOLDERS' EQUITY
      Capital stock - no par value;
           authorized 600,000 shares,
           469,940 shares issued and
           468,580 shares outstanding                                          1,525,092              1,525,092
      Additional paid-in-capital                                               1,936,702              1,936,702
      Retained earnings                                                       23,554,029             18,254,654
      Unrealized loss on investment
           securities - available for sale                                          (872)                (3,122)
                                                                            ------------           ------------

           Total                                                              27,014,951             21,713,326

      Less:  treasury stock at cost,
           1,360 shares                                                          (35,525)               (35,525)
                                                                            ------------           ------------

           Total Stockholders' Equity                                         26,979,426             21,677,801
                                                                            ------------           ------------

           TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                        $ 51,363,968           $ 48,089,820
                                                                            ============           ============


See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              For the Three Months Ended January 31, 1998 and 1997
                                   (Unaudited)


                                                                              1998                     1997
                                                                            46 Days of              47 Days of
                                                                            Live Racing             Live Racing
                                                                            -----------            ------------
REVENUES
      Pari-mutuel commissions                                               $  6,809,274           $  5,940,071
      Breakage                                                                   142,005                120,387
      Uncashed mutuel tickets                                                     70,948                 87,046
                                                                            ------------           ------------

           Total                                                               7,022,227              6,147,504

      Less: pari-mutuel tax                                                      888,660                753,563
                                                                            ------------           ------------

      Commission income                                                        6,133,567              5,393,941

      Host track fees                                                          2,100,529              1,746,186
                                                                            ------------           ------------

           Total Mutuel Income                                                 8,234,096              7,140,127

      Concessions                                                                824,618                502,796
      Video poker (net)                                                          402,701                328,860
      Admissions (net of taxes)                                                  447,122                 76,594
      Programs and forms                                                         461,550                415,180
      Miscellaneous                                                              148,245                 94,512
      Parking                                                                     23,370                 10,409
                                                                            ------------           ------------

           Total Operating Revenues                                           10,541,702              8,568,478
                                                                            ------------           ------------

RACING EXPENSES
      Purses                                                                   2,655,941              2,260,402
      Salaries and related taxes
           and benefits                                                        2,325,050              1,753,970
      Contracts and services                                                     735,836                728,437
      Host track fees                                                            599,097                504,600
      Depreciation                                                               510,410                458,220
      Cost of sales - concessions                                                265,724                199,982
      Utilities                                                                  255,654                163,686
      Repairs and maintenance                                                    214,875                109,342
      Program paper, forms and other
           supplies                                                              580,453                480,900
      Advertising and promotion                                                  337,268                237,139
      Rent                                                                        96,456                 73,299
      Miscellaneous                                                              133,091                 90,555
                                                                            ------------           ------------

           Total Racing Expenses                                               8,709,855              7,060,532
                                                                            ------------           ------------


(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
              For the Three Months Ended January 31, 1998 and 1997
                                   (Unaudited)

                                                                               1998                   1997
                                                                            46 Days of              47 days of
                                                                            Live Racing             Live Racing
                                                                            ------------           ------------
GENERAL AND ADMINISTRATIVE EXPENSES
      Salaries and related taxes
           and benefits                                                     $    281,400           $    243,247
      Insurance                                                                  219,118                238,157
      Property taxes                                                             142,216                102,103
      Legal, audit and director fees                                             187,675                403,871
      Contract services                                                           91,214                 65,503
      Office expenses                                                            142,378                101,473
      Loan closing fees                                                           24,042                      -
      Miscellaneous                                                               86,111                 37,027
                                                                            ------------           ------------

           Total General and
           Administrative Expenses                                             1,174,154              1,191,381
                                                                            ------------           ------------

INCOME FROM OPERATIONS                                                           657,693                316,565

OTHER INCOME (EXPENSE)
      Interest expense                                                             3,024               (218,179)
      Interest income                                                             50,989                 24,539
      Litigation settlement                                                            -                268,125
      Video poker tax relief                                                           -              1,195,238
                                                                            ------------           ------------

INCOME BEFORE PROVISION FOR INCOME
       TAXES                                                                     711,706              1,586,288

      Provision for income taxes                                                 263,331                539,338
                                                                            ------------           ------------

INCOME BEFORE EXTRAORDINARY ITEM                                                 448,375              1,046,950

EXTRAORDINARY ITEM - GAIN FROM FIRE
      (NET OF $2,849,000 OF RELATED
      DEFERRED INCOME TAXES IN 1998)                                           4,851,000                      -
                                                                            ------------           ------------

NET INCOME                                                                  $  5,299,375           $  1,046,950

RETAINED EARNINGS, BEGINNING OF
       PERIOD                                                                 18,254,654              8,481,440
                                                                            ------------           ------------

RETAINED EARNINGS, END OF
      PERIOD                                                                $ 23,554,029           $  9,528,390
                                                                            ============           ============

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
              For the Three Months Ended January 31, 1998 and 1997
                                   (Unaudited)

                                                                               1998                   1997
                                                                            46 Days of             47 days of
                                                                            Live Racing            Live Racing
                                                                            -----------            -----------
CASH DIVIDENDS PER SHARE                                                    $          -           $         -
                                                                            ============           ===========

WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING                                                    $    468,580           $   468,580
                                                                            ============           ===========

NET INCOME PER SHARE                                                        $      11.31           $      2.23
                                                                            ============           ===========








See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
              For the Three Months Ended January 31, 1998 and 1997
                                   (Unaudited)

                                                                                1998                   1997
                                                                            ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                            $  5,299,375           $  1,046,950
                                                                            ------------           ------------
      Adjustments to reconcile net income
           to net cash used for operating
           activities:
           Depreciation                                                          510,410                458,220
           Deferred income taxes                                               3,162,332                520,001
           Gain from fire                                                     (7,700,000)                     -
           Change in assets and liabilities:
           (Increase) decrease in:
                Accounts receivable                                           (2,870,496)            (2,735,080)
                Inventory                                                       (104,583)               (28,222)
                Refundable income taxes
                Accounts receivable
                     - insurance proceeds
                Prepaid expenses                                              (1,028,312)              (152,619)
                Restricted cash                                                2,640,021                  5,830

           Increase (decrease) in
                Accounts payable and
                     accrued liabilities                                         883,236                688,912
                Contracts payable                                             (1,156,726)                     -
                Deferred revenue                                                 727,703                829,733
                Deferred purses                                               (1,312,917)            (1,402,409)
                                                                            ------------           ------------

                     Total adjustments                                        (6,249,332)            (1,815,634)
                                                                            ------------           ------------

           Net cash used for
                operating activities                                            (949,957)              (768,684)
                                                                            ------------           ------------

CASH FLOWS FROM (USED FOR)
      INVESTING ACTIVITIES
           Capital expenditures                                               (1,265,601)               (64,812)
           Deposits                                                                2,504                (20,000)
           Proceeds from maturity of
                securities-available for sale                                    500,000                      -
           Purchase of investment
                securities                                                             -                 (3,681)
           Proceeds from fire litigation
                settlements                                                    7,700,000                      -
                                                                            ------------           ------------
           Net cash provided by (used for)
                investing activities                                           6,936,903                (88,493)
                                                                            ------------           ------------



(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              For the Three Months Ended January 31, 1998 and 1997
                                   (Unaudited)


                                                                                1998                   1997
                                                                            ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Loan proceeds                                                         $  2,133,740            $         -
      Principal repayments on loans                                           (7,298,178)            (3,968,416)
      Advances from third party                                                1,000,000              1,000,000
      Repayments to third party                                                 (166,667)              (166,667)
                                                                            ------------           ------------

      Net cash used for
           financing activities                                               (4,331,105)            (3,135,083)
                                                                            ------------           ------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                        1,655,841             (3,992,260)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                                      5,192,756              6,264,934
                                                                            ------------           ------------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                                         $  6,848,597           $  2,272,674
                                                                            ============           ============

SUPPLEMENTAL DISCLOSURES:

      Interest paid                                                         $     23,058           $    218,179
                                                                            ============           ============










(Continued)

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              For the Three Months Ended January 31, 1998 and 1997
                                   (Unaudited)



NOTE 1 - COMMITMENTS AND CONTINGENCIES

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

           In November 1996, the Company entered into a joint settlement with the insurance agent and broker pursuant to which the insurance agent and broker agreed to pay a total of $10,000,000 to the Company. Such amount was placed in escrow until April 9, 1997, when the Company utilized such funds in connection with the closing of its construction financing previously reported. The settlement agreement includes a "Mary Carter" provision whereby the insurance agent and broker are entitled to share in any recovery that the Company may eventually obtain from Travelers in that litigation.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              For the Three Months Ended January 31, 1998 and 1997
                             (Unaudited) (Continued)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           The Company's action against Travelers was tried in September 1997 and the trial court has taken the matter under advisement.

ADT Litigation

           In December 1994, the Company filed an action in the Civil District Court for the Parish of Orleans, State of Louisiana against ADT Security Systems, Mid-South, Inc., the company which provided and maintained the fire alarm system at the race track, and other defendants. The complaint sought unspecified damages, not otherwise compensated for by insurance, that were allegedly caused by the negligence of one or more of the defendants. The Company's three fire insurers and a third party's insurance company, which insured the operator of the video poker machines, intervened in the suit asserting subrogation claims against the same defendants.

           In late 1996, the Company and the three insurance companies entered into settlements with certain defendants, specifically the manufacturer of a lighting ballast and an architect. After division of the settlement proceeds among the Company and the three insurance companies and the payment of various litigation expenses, the Company received approximately $268,000. The remainder of the case was tried before a jury commencing in March 1997 and resulted in an award in favor of the Company and the intervening insurance companies of approximately $49.8 million in the aggregate against ADT, plus interest. The Company was awarded approximately $31.8 million plus interest. The judgment was appealed by ADT. In June 1997, the insurance company that insured the first layer of ADT's liability tendered approximately $9.3 million in partial settlement of the action. In August 1997, after a dispute with the intervening insurers over the division of these funds was resolved, the Company received approximately $4 million after litigation expenses. In December 1997, the Company received another $7.7 million in partial settlement of this action.

           Travelers, Royal, and the insurance company which insured the operator of the video poker machines at the

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              For the Three Months Ended January 31, 1998 and 1997
                             (Unaudited) (Continued)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           Fair Grounds Race Course filed an action in April 1997 in the U.S. District Court for the Eastern District of Louisiana against the Company, seeking a declaratory judgment that a contract existed among the parties governing the distribution of funds recovered in the litigation against ADT described above. The Company denies that any such contract was ever executed, but that if a contract was formed, it was breached in numerous respects by the insurance companies. During 1997, the parties entered into a partial settlement agreement pursuant to which they agreed, among other things, that the matter would be heard in state court in April 1998. The Company believes that the amount of funds held in escrow as a result of the settlement in the ADT litigation described above will be sufficient to fund any obligations of the Company which may arise in connection with the foregoing litigation.

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

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              For the Three Months Ended January 31, 1998 and 1997
                             (Unaudited) (Continued)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Other Litigation

In 1996, a suit filed in U.S. District Court in Baton Rouge by Livingston Downs Racing Association ("Livingston") naming the Company and other defendants in an antitrust/civil RICO suit alleging the Company participated in a conspiracy to prevent the plaintiff from entering the live racing, off-track betting and video poker markets. This suit is currently in early discovery stages. Management of the Company believes the action is without merit. Livingston had previously filed a series of other legal actions against the Company which were resolved in the Company's favor.

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

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              For the Three Months Ended January 31, 1998 and 1997
                             (Unaudited) (Continued)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 2 - NOTES PAYABLE

In April 1997, the Company and FNBC agreed to a loan of $5,221,725 for use in completing construction. This loan provided for monthly payments of interest, with the entire principal balance outstanding due on October 31, 1998. From August 1997 through October 1997, the Company borrowed a portion of such funds and utilized the loan proceeds for construction. The balance, which represents the difference between the aggregate loan amount and amounts disbursed for construction purposes, remained in a restricted escrow account maintained by FNBC at October 31, 1997. In December 1997, the loan was repaid in full using additional proceeds received from ADT settlements as further discussed in Note 4.

When the loan was repaid, all restricted escrowed balances were released by FNBC. Certain unrestricted funds are still on deposit with FNBC and will be used for future construction and retainage payments.

NOTE 3 - ADVANCE

In January 1998, the Company received an advance of $1,000,000 from Video Services, Inc., which the Company began to repay in six equal monthly installments beginning in January 1998. Such amount is included in notes payable at January 31, 1998.

NOTE 4 - LITIGATION SETTLEMENT

In December 1997, the Company reached a settlement with ADT and subsequently received $7.7 million. Such amount has been recorded as an extraordinary item, net of applicable income taxes, for the three months ended January 31, 1998. See
Note 1 for additional discussion of the ADT litigation.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              For the Three Months Ended January 31, 1998 and 1997
                             (Unaudited) (Continued)


NOTE 5 - LEASE

The Company entered into a new agreement with Autotote Limited on November 21, 1997 whereby Autotote Limited is to provide wagering services for the Company until November 20, 2002, including all computer and other related services to carry out the totalisator function for the Company. The Company has agreed to pay Autotote Limited 0.0039% of the total pari-mutuel handle of the Company, plus fixed equipment rental fees for certain equipment provided by Autotote. The minimum to be paid to Autotote during each year of the agreement is $200,000.

NOTE 6 - NEW BUILDING FACILITIES

In November 1997, the Company substantially completed and opened its new grandstand and clubhouse facilities in time for the commencement of the current racing season. The building had a cost in excess of $30 million and will be depreciated over its expected useful life.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997

GENERAL

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

Revenues. During the quarters ended January 31, 1998 and 1997, the Company derived its pari-mutuel income by conducting live racing meets of 46 and 47 days during each quarter, respectively, and in the operation of its tele-tracks for off-track wagering. During each such quarter, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management, the Company operates tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana that were formerly operated by Jefferson Downs.

For the quarter ended January 31, 1998, the Company reported total in-state pari-mutuel wagering of $30,270,439 compared to $30,536,974 for the quarter ended January 31, 1997.

Comparative pari-mutuel wagering and attendance figures for the quarters ended January 31, 1998 and 1997 are as follows:


                                                                             For the Quarter Ended January 31,
                                                                                1998                   1997
                                                                            ------------           ------------
Pari-mutuel wagering:
   On-track handle                                                          $ 13,211,435           $ 10,711,021
   Off-track handle                                                           17,059,004             19,825,953
                                                                            ------------           ------------
   Total in-state wagering                                                  $ 30,270,439           $ 30,536,974
                                                                            ============           ============
   Out-of-state simulcast
      handle                                                                $120,829,901           $ 87,339,414
                                                                            ============           ============
Total Attendance                                                                 127,617                140,927
                                                                            ============           ============

The $2,500,414, or 23%, increase in on-track handle is the result of the opening of the Company's new grandstand and clubhouse facilities in November 1997, immedicately prior to the start of the current racing meet. In the prior year, the Company utilized temporary facilities built after the December 1993 fire.

The Company believes the $2,766,949, or 14%, decrease in off-track handle is primarily the result of some patrons who formerly attended the Company's tele-tracks now attending the Company's new racing facilities, therefore shifting the handle on-track where the Company earns higher revenues.

The $33,490,487 or 38.3% increase in out-of-state handle is the result of continued efforts to telecast the Company's races to new out-of-state markets. During the quarter ended January 31, 1998, New York increased its simulcasting of the Company's races with a handle of approximately $22 million in the current fiscal quarter compared to only $3 million in fiscal 1997. This accounted for most of the increase.

For the quarter ended January 31, 1998, the Company reported net income of $5,299,375 compared to net income of $1,046,950 in the quarter ended January 31, 1997. This increase is primarily the result of additional litigation settlements received and an increase in mutuel income compared to the quarter ended January 31, 1997, partially offset by an increase in racing expenses over the previous comparable quarter. In addition, no video poker tax relief was received in the quarter ended January 31, 1998. These are described in more detail below.

As a result of the increase in total wagering, the Company's operating revenues increased by $1,973,224, or 23%, from the comparable quarter in 1997. This included increases of $869,203, or 14.6%, in pari-mutuel commissions, $370,528, or 483.8%, in admissions, $354,343, or 20.3%, in host track fees, $321,822, or 64%, in concessions, $73,841, or 22.5%, in net video poker revenues, and $118,584 or 16.3%, in various other operating revenues. The grand opening of the Company's new grandstand and clubhouse facility in November 1997, prior to the commencment of the current racing meet, accounted for a significant portion of the increases in such operating revenues. This increase was partially offset by increased pari-mutuel taxes of $135,097, or 17.9%.

Racing Expenses. Total racing expenses increased by $1,649,323, or 23.4%, over the comparable quarter in 1997, primarily as a result of increases in purses, racing salaries and benefits, cost of sales-concessions, utilities, host track fees, repairs and maintenance, advertising and promotion and program paper, forms and other supplies, arising from the increased pari-mutuel handle and attendance at the new racing facilities. There was also an increase in depreciation expense of $52,190 over the prior fiscal quarter due to the opening of the new racing facilities.

General and Administrative Expenses. General and administrative expenses for the quarter ended January 31, 1998 decreased $17,227, or 1.4%, from the previous comparable quarter primarily due to a decrease in legal fees resulting from the conclusion of certain fire related litigation and a decrease in insurance expense as a result of renegotiated premiums and coverages. This decrease was partially offset by an increase in administrative salaries, property taxes, contract services, office expense, and other expenses for the quarter ended January 31, 1998 which was primarily the result of the opening of the new racing facilities.

Other Income (Expenses). Total other income (expense) decreased $1,215,710, or 95.7% primarily as a result of the loss of video poker franchise fee relief in fiscal 1998. In the fiscal 1997 quarter, such relief totaled $1,195,238. Because the Company has paid the balance outstanding under the Loan Agreement previously described, there will be no franchise fee relief available to the Company in the current fiscal year and thereafter.

Extraordinary Item. During the fiscal quarter ended January 31, 1998, the Company received settlement payments in connection with the fire related litigation described herein in the aggregate of $7.7 million. These proceeds are reported net of related deferred income taxes of $2,849,000.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents increased $1,665,841 during the quarter ended January 31, 1998 compared to a decrease of $3,992,260 during the quarter ended January 31, 1997. The increase in cash and cash equivalents in the current quarter was the result of cash provided by investing activities of $6,936,903, partially offset by cash used for financing activities of $4,331,105, and cash used for operating activities of $949,957. Investing activities were primarily related to the fire litigation proceeds received and the payment of the Company's construction obligations. Financing activities were primarily related to the receipt and repayment of the Company's short-term borrowings related to construction.

As of January 31, 1998, the Company had received cumulatively, since the December 1993 fire, approximately $41.8 million of insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers or in litigation settlements, including the settlement that is subject to the Mary Carter agreement discussed elsewhere herein.

In December 1997, the Company entered into a settlement with ADT and its excess coverage insurers, pursuant to which the Company was paid $37 million and agreed to indemnify ADT and its insurers against the judgment creditor claims of the intervening insurers. A portion of this money was released from escrow and has been recorded as revenue by the Company. The remaining portion of the settlement funds remains in escrow pending resolution of the insurer's claims.

In connection with the receipt of the settlement proceeds described herein, the Company recognized an extraordinary gain for the quarter ended January 31, 1998 of $4.85 million, which is net of deferred income taxes of $2.85 million. As a result of this and other settlements received, the Company has a total deferred tax liability of approximately $13.3 million. This deferred tax liability is to be paid over approximately 39 years in accordance with IRS regulations.

The Company's new main grandstand and racing facility was substantially completed in November 1997 and was opened for the start of its current race meet. The total cost of constructing the facility through January 31, 1998 was approximately $30 million. Of such amount, approximately $1.3 million was spent during the quarter ended January 31, 1998. Funds to complete the construction are being provided by litigation settlements and operations. No further financing needs are expected for building construction.

All of the Company's indebtedness to FNBC, which was incurred in connection with the construction of the new facility, has been repaid. As a result, the video poker franchise fee relief which was made available to the Company by legislation enacted in 1994, is no longer available to the Company. During the last four fiscal years, the Company received approximately $5.5 million in the aggregate in franchise fee relief.

The Company believes that its existing cash and cash from operations will be adequate to fund operations for the next 12 months. For the longer term, it is difficult to determine what effect the anticipated change from the temporary tent facilities to the new permanent facility will have on both operating income and expenses. While the Company's new facility will have a positive effect on attendance and wagering on track, there can be no assurance as to continued increases in patronage or handle. The Company has engaged in discussions with FNBC concerning entering into an ongoing credit facility; however, no such facility has been obtained, and there can be no assurance that any such financing will be available on terms acceptable to the Company.

Year 2000 Compliance

The Company has commenced a review of its data processing and other equipment to determine if it is currently year 2000 compliant. It has also made inquiries to third party vendors as to their compliance. The Company's accounting software is not yet year 2000 compliant, but the Company has received verbal commitments from its vendor that a compliant version is available. The most significant third party data processing vendor used by the Company is Autotote, which carries out the totalisator function. Autotote has not yet communicated to the Company as to its year 2000 compliance. The Company does not currently believe it will require significant financial resources to become year 2000 compliant.

Impact of Inflation

To date, inflation has not had a material effect in the Company's operations.

                                     PART II
                                OTHER INFORMATION

Item 1.          Legal Proceedings.

For a description of material developments during the quarter ended January 31, 1998 in legal proceedings to which the Company is a party, see Note 1, "Commitments and Contingencies," and Note 5, "Subsequent Events," in the Notes to Financial Statements which are set forth in Part I of this Form 10-Q and incorporated herein by reference.


Item 6.          Exhibits and Reports on Form 8-K

Exhibit No.      Description
-----------      -----------
   27            Financial Data Schedule (filed electronically only)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 FAIR GROUNDS CORPORATION
                                         --------------------------------------
                                                      (Registrant)


Date: April 6, 1998                      By: /s/ Bryan G. Krantz
     ----------------------                  ----------------------------------
                                             Bryan G. Krantz
                                             President



Date: April 6, 1998                      By:  /s/ Gordon M. Robertson
     ----------------------                   ---------------------------------
                                              Gordon M. Robertson
                                              Chief Financial Officer