Form 10-Q
period 1998-04-30
FAIR GROUNDS CORP
filed 1998-06-12
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For Quarter Ended April 30, 1998                   Commission File Number O-7607
                  --------------                                          ------



                            FAIR GROUNDS CORPORATION
             (Exact name of registrant as specified in its charter)



              Louisiana                                  72-0361770
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

1751 Gentilly Blvd., New Orleans, LA                                    70119
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

           468,580 Common Shares were outstanding as of June 1, 1998.

                            FAIR GROUNDS CORPORATION

                                      INDEX


                                                                                                               Page
                                                                                                               ----

PART I.        FINANCIAL INFORMATION

               Item 1.        Financial Statements

                              Balance Sheet, April 30, 1998 (Unaudited)
                              and Balance Sheet, October 31, 1997 ........................................        1

                              Statements of Operations and Retained
                              Earnings for the Three Months Ended
                              April 30, 1998 and 1997 (Unaudited) ........................................        3

                              Statements of Operations and Retained
                              Earnings for the Six Months Ended
                              April 30, 1998 and 1997 (Unaudited).........................................        6

                              Statements of Cash Flows for the Six
                              Months Ended April 30, 1998 and 1997
                              (Unaudited) ................................................................        9

                              Notes to Financial Statements for the Six
                              Months Ended April 30, 1998 (Unaudited).....................................       11

               Item 2.        Management's Discussion and Analysis of Financial
                              Condition and Results of Operations  .......................................       17


PART II.       OTHER INFORMATION

               Item 1.        Legal Proceedings...........................................................       25

               Item 4.        Submission of Matters to a Vote of Security
                              Holders.....................................................................       25

               Item 6.        Exhibits and Reports on Form 8-K............................................       25


SIGNATURES                    ............................................................................       26

                                     PART I
                             FINANCIAL INFORMATION

                                             FAIR GROUNDS CORPORATION
                                                  BALANCE SHEETS

                                                 (Unaudited)
                                                   April 30,        October 31,
                                                     1998              1997
                                                 ------------      ------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                  $  2,680,784      $  5,192,756
      Cash and cash equivalents
           - restricted                                89,988         2,643,702
      Accounts receivable                           1,753,507         1,348,530
      Mutuel settlements                              328,721            38,892
      Investment Securities
           - available for sale                       204,569           592,878
      Inventory                                       163,214            95,303
      Prepaid expenses                                940,600           353,167
                                                 ------------      ------------

           Total Current Assets                     6,161,383        10,265,228
                                                 ------------      ------------

OTHER ASSETS                                          123,012           125,516
                                                 ------------      ------------

PROPERTY, PLANT AND EQUIPMENT
      Buildings and improvements                   42,923,776        40,587,514
      Land improvements                             4,340,935         4,340,935
      Automotive equipment                            863,701           849,201
      Machinery and equipment                       2,475,774         2,365,837
      Furniture and fixtures                          326,898           326,898
                                                 ------------      ------------

           Total                                   50,931,084        48,470,385

      Less: accumulated depreciation
           and amortization                       (15,020,017)      (14,057,590)
                                                 ------------      ------------

      Depreciable property - net                   35,911,067        34,412,795
      Land                                          3,286,281         3,286,281
                                                 ------------      ------------

      Property, plant and
           equipment - net                         39,197,348        37,699,076
                                                 ------------      ------------

           TOTAL ASSETS                          $ 45,481,743      $ 48,089,820
                                                 ============      ============


(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                              (Unaudited)
                                               April 30,      October 31,
                                                 1998            1997
                                             ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable                          $     94,341    $  5,318,903
      Accounts payable                            748,224       1,097,655
      Construction contract payable                    --       1,156,726
      Accrued liabilities:
           Deferred purses                      1,252,703       7,425,179
           Host track fees                        453,832         416,516
           Uncashed mutuel tickets                595,040         364,246
           Deferred income taxes                2,975,906         204,906
           Other                                  321,297         319,944
      Deferred revenues                           500,000         140,840
      Income taxes payable                        121,000         121,000
                                             ------------    ------------

           Total Current Liabilities            7,062,343      16,565,915
                                             ------------    ------------

DEFERRED INCOME TAXES                          10,650,692       9,846,104
                                             ------------    ------------

           Total Liabilities                   17,713,035      26,412,019
                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES                          --              --
                                             ------------    ------------

STOCKHOLDERS' EQUITY
      Capital stock - no par value;
           authorized 600,000 shares,
           469,940 shares issued and
           468,580 shares outstanding           1,525,092       1,525,092
      Additional paid-in-capital                1,936,702       1,936,702
      Retained earnings                        24,342,817      18,254,654
      Unrealized loss on investment
           securities - available for sale           (378)         (3,122)
                                             ------------    ------------

           Total                               27,804,233      21,713,326

      Less:  treasury stock at cost,
           1,360 shares                           (35,525)        (35,525)
                                             ------------    ------------

           Total Stockholders' Equity          27,768,708      21,677,801
                                             ------------    ------------

           TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY         $ 45,481,743    $ 48,089,820
                                             ============    ============


See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               For the Three Months Ended April 30, 1998 and 1997
                                   (Unaudited)


                                           1998          1997
                                        42 Days of    41 Days of
                                       Live Racing   Live Racing
                                       -----------   -----------

REVENUES
      Pari-mutuel commissions          $ 7,583,440   $ 6,301,649
      Breakage                             164,069       142,724
      Uncashed mutuel tickets               61,912            --
                                       -----------   -----------

           Total                         7,809,421     6,444,373

      Less: pari-mutuel tax                985,375       814,184
                                       -----------   -----------

      Commission income                  6,824,046     5,630,189
      Host track fees                    2,061,935     1,534,413
                                       -----------   -----------

           Total Mutuel Income           8,885,981     7,164,602

      Concessions                          813,935       484,204
      Video poker (net)                    439,680       351,267
      Admissions (net of taxes)            166,239        71,101
      Programs and forms                   419,714       463,925
      Miscellaneous                        154,503       109,130
      Parking                               20,505        10,172
                                       -----------   -----------

           Total Operating Revenues     10,900,557     8,654,401
                                       -----------   -----------

RACING EXPENSES
      Purses                             2,941,248     2,357,557
      Salaries and related taxes
           and benefits                  2,024,239     1,612,486
      Contracts and services               774,356       763,723
      Host track fees                      938,787       606,553
      Depreciation                         453,129       314,414
      Cost of sales - concessions          276,049       196,813
      Utilities                            304,702       211,478
      Repairs and maintenance              224,987        87,143
      Program paper, forms and other
           supplies                        497,469       449,819
      Advertising and promotion            222,123       328,835
      Rent                                  78,816        81,157
      Miscellaneous                        169,723       229,453
                                       -----------   -----------

           Total Racing Expenses         8,905,628     7,239,431
                                       -----------   -----------


(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
               For the Three Months Ended April 30, 1998 and 1997
                                   (Unaudited)

                                               1998             1997
                                            42 Days of       41 days of
                                           Live Racing      Live Racing
                                           ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
      Salaries and related taxes
           and benefits                    $    328,017    $    225,723
      Insurance                                 257,326         230,890
      Property taxes                            219,477          99,156
      Legal, audit and director fees            186,056         259,375
      Loan closing costs                             --              --
      Contract services                          26,495          43,430
      Office expenses                           157,876         103,279
      Miscellaneous                             147,868          76,308
                                           ------------    ------------

           Total General and
           Administrative Expenses            1,323,115       1,038,161
                                           ------------    ------------

INCOME FROM OPERATIONS                          671,814         376,809

OTHER INCOME (EXPENSE)
      Jazz and Heritage Festival Income         526,694         172,316
      Loss on sale of equity investments             --              --
      Interest expense                          (20,239)       (153,253)
      Interest income                            17,223          25,156
      Video poker tax relief                         --           6,412
      Insurance settlement                       56,553              --
                                           ------------    ------------

INCOME BEFORE PROVISION FOR INCOME
       TAXES AND EXTRAORDINARY ITEM           1,252,045         427,440

      Provision for income taxes                463,257         145,327
                                           ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM
      (per share - 1998 - $1.68,
      1997 - $.60)                              788,788         282,113

EXTRAORDINARY ITEM - GAIN FROM FIRE
      (NET OF TAXES)                                 --       6,600,000
                                           ------------    ------------

NET INCOME (per share - 1998 - $1.68,
      1997 - $14.64)                       $    788,788    $  6,882,113

RETAINED EARNINGS, BEGINNING OF
       PERIOD                                23,554,029       9,528,390
                                           ------------    ------------

RETAINED EARNINGS, END OF
      PERIOD                               $ 24,342,817    $ 16,410,503
                                           ============    ============

CASH DIVIDENDS PER SHARE                   $       NONE    $       NONE
                                           ============    ============

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
               For the Three Months Ended April 30, 1998 and 1997
                                   (Unaudited)

                                               1998            1997
                                            42 Days of      41 days of
                                           Live Racing     Live Racing
                                           ------------    ------------

WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING                        469,940         469,940
                                           ============    ============


See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                For the Six Months Ended April 30, 1998 and 1997
                                   (Unaudited)

                                           1998          1997
                                        87 Days of    88 days of
                                       Live Racing   Live Racing
                                       -----------   -----------

REVENUES
      Pari-mutuel commissions          $14,392,714   $12,241,720
      Breakage                             306,074       263,111
      Uncashed mutuel tickets              132,860        87,046
                                       -----------   -----------

           Total                        14,831,648    12,591,877

      Less: pari-mutuel tax              1,874,035     1,567,747
                                       -----------   -----------

      Commission income                 12,957,613    11,024,130
      Host track fees                    4,162,464     3,280,599
                                       -----------   -----------

           Total Mutuel Income          17,120,077    14,304,729

      Concessions                        1,638,553       987,000
      Video poker (net)                    842,381       680,127
      Admissions (net of taxes)            613,361       147,695
      Parking                               43,875        20,581
      Programs and forms                   881,264       879,105
      Miscellaneous                        302,748       203,642
                                       -----------   -----------

           Total Operating Revenues     21,442,259    17,222,879
                                       -----------   -----------

RACING EXPENSES
      Purses                             5,597,189     4,617,959
      Salaries and related taxes
           and benefits                  4,349,289     3,337,730
      Contracts and services             1,510,192     1,492,160
      Host track fees                    1,537,884     1,111,153
      Depreciation                         963,539       772,634
      Cost of sales - concessions          541,773       396,795
      Utilities                            560,356       375,164
      Repairs and maintenance              439,862       196,485
      Program paper, forms and other
           supplies                      1,077,922       930,719
      Advertising and promotion            559,391       565,974
      Rent                                 175,272       154,456
      Miscellaneous                        302,814       348,734
                                       -----------   -----------

           Total Racing Expenses        17,615,483    14,299,963
                                       -----------   -----------


(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                For the Six Months Ended April 30, 1998 and 1997
                                   (Unaudited)

                                               1998            1997
                                            87 Days of      88 days of
                                           Live Racing     Live Racing
                                          ------------    ------------

GENERAL AND ADMINISTRATIVE
      Salaries and related taxes
           and benefits                   $    609,417    $    468,970
      Insurance                                476,444         469,047
      Property taxes                           361,693         201,259
      Legal, audit and director fees           373,731         663,246
      Loan closing fees                         24,042              --
      Contracts and services                   117,709         108,933
      Office expenses                          300,254         204,752
      Miscellaneous                            233,979         113,335
                                          ------------    ------------
           Total General and
           Administrative Expenses           2,497,269       2,229,542
                                          ------------    ------------

INCOME FROM OPERATIONS                       1,329,507         693,374

OTHER INCOME (EXPENSE)
      Jazz and Heritage Festival income        526,694         172,316
      Video poker tax relief                        --       1,175,095
      Litigation settlement                         --         268,125
      Interest expense                         (17,215)       (371,432)
      Interest income                           68,212          76,250
      Insurance settlement                      56,553              --
                                          ------------    ------------

INCOME BEFORE INCOME TAXES
      AND EXTRAORDINARY ITEM                 1,963,751       2,013,728

      Provision for income taxes               726,588         684,668
                                          ------------    ------------

NET INCOME BEFORE EXTRAORDINARY ITEM
      (per share - 1998 - $2.63,             1,237,163       1,329,060
       1997 - $2.83)

Extraordinary item - gain from fire
      (net of $2,849,000 and $3,400,000
       of taxes, respectively                4,851,000       6,600,000
                                          ------------    ------------

NET INCOME (per share 1998 - $12.96,
      1997 - $16.87)                      $  6,088,163    $  7,929,060

RETAINED EARNINGS,
      BEGINNING OF PERIOD                   18,254,654       8,481,443
                                          ------------    ------------


RETAINED EARNINGS, END OF PERIOD          $ 24,342,817    $ 16,410,503
                                          ============    ============


(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                For the Six Months Ended April 30, 1998 and 1997
                                   (Unaudited)

                                               1998            1997
                                            87 Days of      88 days of
                                           Live Racing     Live Racing
                                          ------------    ------------

CASH DIVIDENDS PER SHARE                  $       NONE    $       NONE
                                          ============    ============

WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING                       469,940         469,940
                                          ============    ============


See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
               For the Six Months Ended January 31, 1998 and 1997
                                   (Unaudited)



                                                   1998            1997
                                               ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                               $  6,088,163    $  7,929,060
                                               ------------    ------------

      Adjustments to reconcile net income
           to net cash used for
           operating activities:
           Extraordinary item -
                gain from fire                   (7,700,000)    (10,000,000)
           Depreciation                             963,539         772,634
           Deferred income taxes                  3,575,588       4,084,668
           Change in assets and liabilities:
           Increase in:
                Accounts receivable                (694,806)       (760,949)
                Inventory                           (67,911)        (13,143)
                Prepaid expenses                   (587,433)        (39,027)
           Increase (decrease) in
                Accounts payable and
                     accrued liabilities            (79,968)        414,499
                Deferred revenue                         --          (6,000)
                Deferred purses                  (6,172,476)     (5,294,937)
                                               ------------    ------------



                     Total adjustments          (10,763,467)    (10,842,255)
                                               ------------    ------------

           Net cash used for
                operating activities             (4,675,304)     (2,913,195)
                                               ------------    ------------

CASH FLOWS FROM
      INVESTING ACTIVITIES
           Proceeds from litigation
                settlement                        7,700,000      10,000,000
           Capital expenditures                  (3,618,537)       (702,917)
           Deposits                                   2,504         (25,000)
           Decrease (increase) in restricted
                cash for construction             2,553,714      (6,033,473)
           Proceeds provided by sale of
                investment securities               391,053              --
                                               ------------    ------------

           Net cash provided by investing
                activities                        7,028,734       3,238,610
                                               ------------    ------------


(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
               For the Six Months Ended January 31, 1998 and 1997
                                   (Unaudited)


                                           1998            1997
                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Loan proceeds                    $         --    $  6,778,275
      Principal repayments on loans      (5,224,562)    (13,261,514)
      Advances from third party           1,000,000       1,000,000
      Repayments to third party            (640,840)       (666,667)
                                       ------------    ------------

      Net cash used for
           financing activities          (4,865,402)     (6,149,906)
                                       ------------    ------------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                  (2,511,972)     (5,824,491)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                 5,192,756       6,264,934
                                       ------------    ------------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                    $  2,680,784    $    440,443
                                       ============    ============

SUPPLEMENTAL DISCLOSURES:

      Interest paid                    $     17,215    $    371,432
                                       ============    ============


(Continued)

                            FAIR GROUNDS CORPORATION
                      NOTES TO FINANCIAL STATEMENTS For the
                    Six Months Ended April 30, 1998 and 1997
                                   (Unaudited)


NOTE 1 - COMMITMENTS AND CONTINGENCIES

Fire Related Litigation

The Company has been a party to a number of legal proceedings which have arisen as a result of the December 1993 fire or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire-related proceedings:

Travelers Litigation

           On May 14, 1994, the Company filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers") and others. The Company contended that the insurance policy provided by Travelers provided the Company with blanket coverage in the amount of $24.2 million in excess of the $10 million of underlying coverage. Accordingly, the Company maintained that Travelers was liable for the difference between $24.2 million and the amount already paid (approximately $9.5 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contended that the insurance agent and the insurance broker who arranged for the insurance were liable to the Company for any damages sustained including any damages sustained because the amount of coverage is less than that claimed by the Company. Travelers' position is that its liability under such policy is limited to the amount which has already been paid.

           In November 1996, the Company entered into a joint settlement with the insurance agent and broker pursuant to which the insurance agent and broker agreed to pay a total of $10,000,000 to the Company. Such amount was placed in escrow until April 9, 1997, when the Company utilized such funds in connection with the closing of its construction financing previously reported. The settlement agreement includes a "Mary Carter" provision whereby the liability insurers of the insurance agent and broker are entitled to share in any recovery that the Company may eventually obtain from Travelers in that litigation.

                            FAIR GROUNDS CORPORATION
                      NOTES TO FINANCIAL STATEMENTS For the
                    Six Months Ended April 30, 1998 and 1997
                                   (Unaudited)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           In April 1998, the Court entered judgment in favor of the Company and against Travelers, awarding the Company an additional $2,410,905 in business interruption insurance, legal interest on that sum from May 13, 1994 until paid, statutory penalties in the amount of $222,128 and attorney's fees in an amount to be set by the Court. Both the Company and Travelers have filed post-trial motions, which are presently pending. Under the Mary Carter agreement referenced above, the liability insurers of the agent and broker are entitled to share in this award. The Company estimates that its portion of the award, when paid, will be approximately $1.5 million to $2 million, depending upon the amount of interest accrued and attorney's fees awarded. However, due to the uncertainty of the amount and timing of the receipt of this award, no accrual has been recorded in the April 30, 1998 financial statements.

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

           In late 1996, the Company and the three insurance companies entered into settlements with certain defendants, specifically the manufacturer of a lighting ballast and an architect. After division of the settlement proceeds among the Company and the three insurance companies and the payment of various litigation expenses, the Company received approximately $268,000. The remainder of the case was tried before a jury commencing in March 1997 and resulted in an award in favor of the Company and the intervening

                            FAIR GROUNDS CORPORATION
                      NOTES TO FINANCIAL STATEMENTS For the
                    Six Months Ended April 30, 1998 and 1997
                                   (Unaudited)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           insurance companies of approximately $49.8 million in the aggregate against ADT, plus interest. The Company was awarded approximately $31.8 million plus interest. The judgment was appealed by ADT, the Company and three of the intervening property insurers. In June 1997,the insurance company that insured the first layer of ADT's liability tendered approximately $9.3 million in partial settlement of the action. After a dispute with the intervening insurers over the division of these funds was resolved, in August 1997, the Company received approximately $4 million after litigation expenses.

           In December 1997, the Company entered into a settlement with ADT and its excess coverage insurers, pursuant to which the Company was paid $37 million and agreed to indemnify ADT and its insurers against the judgment creditor claims of the intervening insurers. A substantial portion of such settlement funds has been placed in escrow pending resolution of such insurers' claims; however, the Company received another $7.7 million of such funds in December 1997.

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

                            FAIR GROUNDS CORPORATION
                      NOTES TO FINANCIAL STATEMENTS For the
                    Six Months Ended April 30, 1998 and 1997
                                   (Unaudited)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

           In May 1997, the St. Paul suit was settled pursuant to an agreement whereby ADT agreed to pay an undisclosed sum and United National, as the Company's insurer, agreed to pay $275,000. The Company's claim against United National is presently awaiting assignment of a trial date.

As to the pending matters described above, there can be no assurance that the Company will be successful in any of its claims or defenses. Accordingly, no assurance can be given that

                            FAIR GROUNDS CORPORATION
                      NOTES TO FINANCIAL STATEMENTS For the
                    Six Months Ended April 30, 1998 and 1997
                                   (Unaudited)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

A suit was filed in 1996 by the Louisiana Horsemen's Benevolent and Protective Association ("HBPA") against the Company, the State of Louisiana, and all other pari-mutuel wagering facilities operating in Louisiana. The HBPA is seeking a larger portion of video poker proceeds. The Company believes it is currently in compliance with the guidelines established by the Louisiana State Police Gaming


Division, which regulates compliance with the State of Louisiana video poker law. While the Company believes it will prevail in this suit, the amounts in question in this suit have not yet been calculated but could be substantial.

Except as described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

                            FAIR GROUNDS CORPORATION
                     NOTES TO FINANCIAL STATEMENTS For the
                    Six Months Ended April 30, 1998 and 1997
                                  (Unaudited)


NOTE 2 - LINE OF CREDIT

On April 14, 1998, the Company entered into a working capital line of credit agreement with First National Bank of Commerce. The line of credit is for $2.5 million with interest at 8% on amounts outstanding. All amounts outstanding plus accrued interest are due on April 14, 1999. In addition, the Company is to make monthly payments of accrued unpaid interest on May 14, 1998 and monthly thereafter until paid in full.

There were no amounts drawn down or outstanding on this line of credit during the six months ended April 30, 1998.

The line of credit is secured by a commercial guaranty by Finish Line Management Corporation and a collateral mortgage given by the Company dated November 30, 1995, with all related amendments.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997


Revenues. During the quarters ended April 30, 1998 and 1997, the Company derived its pari-mutuel income by conducting live racing meets of 42 and 41 days during each quarter, respectively, and in the operation of its tele-tracks for off-track wagering. During each such quarter, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management, the Company operates tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana that were formerly operated by Jefferson Downs.

For the quarter ended April 30, 1998, the Company reported total in-state pari-mutuel wagering of $50,980,608 compared to $44,832,911 for the quarter ended April 30, 1997.

Comparative pari-mutuel wagering and attendance figures for the quarters ended April 30, 1998 and 1997 are as follows:

                           For the Quarter Ended April 30,

                                1998          1997
                             -----------   -----------

Pari-mutuel wagering:
   On-track handle           $12,577,916   $ 9,489,733
   Off-track handle           38,402,692    35,343,178
                             -----------   -----------
   Total in-state wagering   $50,980,608   $44,832,911
                             ===========   ===========

   Out-of-state simulcast
      handle                 $98,940,282   $78,488,187
                             ===========   ===========

Total Attendance                 179,022       141,341
                             ===========   ===========

The $3,088,183, or 33%, increase in on-track handle is the result of the opening of the Company's new grandstand and clubhouse facilities in November 1997, immediately prior to the start of the current fiscal year live racing meet. In the prior year, the Company utilized temporary facilities built after the December 1993 fire.

The Company believes the $3,059,514, or 8.7%, increase in off-track handle is primarily the result of the Company's increased emphasis on better simulcasting signals.

The $20,452,095, or 26%, increase in out-of-state handle is the result, in part, of continued efforts to telecast the Company's races to new out-of-state markets. During the quarter ended April 30, 1998, significant increases in handle from Kentucky, Pennsylvania, Texas and Las Vegas were recorded. The Company believes that such increases indicate an appreciation of the improved quality of the Company's racing in those markets.

For the quarter ended April 30, 1998, the Company reported net income of $788,788 compared to net income of $6,882,113, including an extraordinary gain of $6,600,000, net of taxes, attributable to fire litigation settlements, in the quarter ended April 30, 1997. Income before extraordinary item in the current quarter increased $506,675 over income before extraordinary item in the previous fiscal quarter primarily as a result of increased pari-mutuel activities further discussed below.

As a result of the increase in total wagering, the Company's operating revenues increased by $2,246,156, or 26%, from the comparable quarter in fiscal 1997. This included increases of $1,281,791, or 20.3%, in pari-mutuel commissions, $527,522, or 34.4%, in host track fees, $329,731, or 68.9%, in concessions, and $88,413, or 25.2%, in net video poker revenues. The opening of the Company's new grandstand and clubhouse facility in November 1997, prior to the start of the current fiscal year live racing meet, accounted for a significant portion of the increases in such operating revenues. This increase was partially offset by increased pari-mutuel taxes of $171,191, or 21.0%.

Racing Expenses. Total racing expenses increased by $1,666,197, or 23%, over the comparable quarter in fiscal 1997, primarily as a result of increases in purses, racing salaries and benefits, cost of sales-concessions, utilities, host track fees, repairs and maintenance, and program paper, forms and other supplies, arising from the increased pari-mutuel handle and attendance at the new racing facilities. There was also an increase in depreciation expense of $138,715 over the prior year fiscal quarter due to the opening of the new grandstand and clubhouse facilities. These increases were partially offset by decreases in advertising and miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses for the quarter ended April 30, 1998 increased $284,954, or 27.4%, from the prior year comparable quarter primarily due to an increase in administrative salaries, property taxes, office expenses, and miscellaneous expenses for the quarter ended April

30, 1998, which was primarily the result of the opening of the new racing facilities. This was partially offset by a reduction of legal fees due to the conclusion of much of the fire litigation of the Company as also discussed elsewhere herein.

Other Income (Expense). Total other income (expense) increased $529,600, or 104.6%, primarily as a result of increased Jazz and Heritage Festival income, due to good weather during the current year's festival compared to a rainy weekend in the prior year's festival. In addition, there was a reduction of interest expense in the current fiscal quarter due to the FNBC loan being repaid.

Extraordinary Item. During the fiscal quarter ended April 30, 1997, the Company received settlement payments in connection with the fire related litigation, as described elsewhere herein, in the aggregate of $6,600,000 million, which was net of deferred income taxes of $3.4 million. There were no extraordinary items reported in the current fiscal quarter.

COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997

Revenues. During the six months ended April 30, 1998 and 1997, the Company derived its pari-mutuel income by conducting live racing meets of 87 and 88 days, respectively, and in the operation of its tele-tracks for off-track wagering. During each six-month period, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management, the Company operates tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana that were formerly operated by Jefferson Downs.

For the six months ended April 30, 1998, the Company reported total in-state pari-mutuel wagering of $99,302,551 compared to $90,371,291 for the six months ended April 30, 1997.

Comparative pari-mutuel wagering and attendance figures for the six months ended April 30, 1998 and 1997 are as follows:

                           For the Six Months Ended April 30

                                 1998           1997
                             ------------   ------------

Pari-mutuel wagering:
   On-track handle           $ 25,789,351   $ 20,200,754
   Off-track handle            73,513,200     70,170,537
                             ------------   ------------
   Total in-state wagering   $ 99,302,551   $ 90,371,291
                             ============   ============

   Out-of-state simulcast
      handle                 $219,770,183   $165,823,806
                             ============   ============

Total Attendance                  365,617        282,268
                             ============   ============

The $5,588,597 increase in the on-track handle is primarily due to the opening of the new facility in November 1997.

The Company believes that the $3,342,663 increase in off-track handle is primarily due to an increased emphasis on better simulcasting signals. The $53,946,377, or 32.5%, increase in out-of-state handle is the result, in part, of continued efforts to telecast the Company's races to new out-of-state markets. During the six months ended April 30, 1998, New York took full cards from the Company through the end of January increasing the New York handle by $21 million over the same period last year plus significant handle increases from Kentucky, Pennsylvania, Texas and Las Vegas.

For the six months ended April 30, 1998, the Company reported net income before income taxes and extraordinary item of $1,963,751 compared to net income before income taxes and extraordinary item of $2,013,728, including video poker franchise fee relief of $1,175,095, for the six months ended April 30, 1997. The Company reported net income of $6,088,163 for the six months ended April 30, 1998 compared to net income of $7,929,060 for the previous comparable six months. These operations are further discussed below.

As a result of the increase in total wagering, the Company's operating revenues increased by $4,219,380, or 24.5%, from the comparable six months in 1997. This included increases of $2,150,994, or 17.6%, in pari-mutuel commissions, $881,865, or 26.9%, in host track fees, $162,254, or 23.9%, in video poker revenue, and $465,666, or 31.5%, in admissions revenue.

Racing Expenses. Total racing expenses increased by $3,315,520, or 23.2%, over the comparable six months in 1997, primarily as a result of increases in purses, racing salaries, contracts and services, host track fees, and program paper, forms and other supplies, arising out of increased pari-mutuel handle. Depreciation expense increased by of $190,905, or 24.7%, due to the opening of the grandstand and clubhouse facilities.

General and Administrative Expenses. General and administrative expenses for the six months ended April 30, 1998 increased $267,727, or 12%, from the prior year comparable six months. The increase was a result of an increase in salaries and related taxes and benefits, property taxes, miscellaneous expenses, and office expenses primarily due to the opening of the new grandstand and clubhouse facilities, partially offset by a decrease in legal, audit and directors fees resulting from settling most of the Company's fire related litigation.

Other Income (Expenses). Total other income decreased $533,610 from the prior year comparable six months primarily as a result of a decrease of $1,175,095 in video poker franchise fee relief, as discussed elsewhere herein, partially offset by an increase in the current year period of $354,378 in Jazz and Heritage Festival income due to the improved weather during this year's festival compared to the prior year's festival and a decrease in the current year period of $354,217 of interest expense due to the repayment of the FNBC loans.

Extraordinary Items. During the six months ended April 30, 1998, the Company recorded an extraordinary item of $4,851,000, which was net of $2,849,000 of deferred income taxes, as a result of a fire litigation settlement with ADT. During the six months ended April 30, 1997, the Company recorded an extraordinary item of $6,600,000, which was net of $3,400,000 of deferred income taxes, as a result of a litigation settlement with the Company's insurance agent and broker.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents decreased $2,511,972 during the six months ended April 30, 1998, compared to a decrease of $5,824,491 during the six months ended April 30, 1997. The decrease in cash and cash equivalents in the current period was the result of cash used in operations of $4,675,304 and cash used for financing activities of $4,865,402, partially offset by cash provided from investing activities of $7,828,734. Cash used in operations was primarily due to the payment of purses during the live racing meet. Cash used in financing activities related primarily to the repayment of short-term borrowings related to construction. The cash provided by investing activities was primarily related to the receipt of proceeds from a fire litigation settlement discussed elsewhere herein, partially offset by construction expenditures for the Company's new facilities.

As of April 30, 1998, the Company had received cumulatively, since the December 1993 fire, approximately $41.8 million of insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers or in litigation settlements, including the settlement that is subject to the Mary Carter agreement discussed elsewhere herein.

In addition to such payments, in December 1997, the Company entered into a settlement with ADT and its excess coverage insurers, pursuant to which the Company was paid $37 million, which was deposited in escrow, and agreed to indemnify ADT and its insurers against the judgment creditor claims of the intervening insurers. A portion of this money was released from escrow and has been recorded as revenue by the Company. The remaining portion of the settlement funds remains in escrow pending resolution of the insurers' claims.

In connection with the receipt of the settlement proceeds described herein, the Company recognized an extraordinary gain for the six months ended April 30, 1998 of approximately $4.85 million, which is net of deferred income taxes of approximately $2.85 million. As a result of this and other settlements received, the Company has a total deferred tax liability of approximately $13.6 million. This deferred tax liability is to be paid over approximately 39 years in accordance with IRS regulations.

In April 1998, in connection with the ongoing fire litigation, the court entered judgment in favor of the Company and against Travelers, awarding the Company an additional $2,410,905 in business interruption insurance, legal interest on the sum from May 13, 1994 until paid, statutory penalties in the amount of $222,128 and attorney's fees in an amount to be set by the court. Both the Company and Travelers have filed post-trial motions, which are presently pending. Under the Mary Carter agreement referred to above, the liability insurers of the agent and broker are entitled to share in this award. The Company estimates that its portion of the award, when paid, will be approximately $1.5 million to $2 million, depending upon the amount of interest accrued and attorney's fees awarded.

The Company's new main grandstand and racing facility was substantially completed in November 1997 and was opened for the start of the Company's 1997-98 live racing meet. The total cost of constructing the facility through April 30, 1998 was approximately $31 million. Of such amount, approximately $2.5 million was spent during the six months ended April 30, 1998. The Company has funds on hand to pay for final construction settlements. No further financing needs are expected for building construction.

All of the Company's indebtedness to FNBC, which was incurred in connection with the construction of the new facility, has been repaid and the Company has no significant indebtedness remaining relating to construction of those facilities. As a result, the video poker franchise fee relief, which was made available to the Company by legislation enacted in 1994, is no longer available to the Company. During the last four fiscal years, the Company received approximately $5.5 million in the aggregate in franchise fee relief.

On April 14, 1998, the Company entered into a working capital line of credit agreement with First National Bank of Commerce. The line of credit is for $2.5 million with interest at 8% on amounts outstanding. All amounts outstanding plus accrued interest are due on April 14, 1999. In addition, the Company will make monthly payments of accrued unpaid interest on May 14, 1998 and monthly thereafter until paid in full.

There were no amounts drawn down or outstanding on this line of credit during the six months ended April 30, 1998. The line of credit is secured by a commercial guarantee by Finish Line Management Corporation and a collateral mortgage note dated November 30, 1995 with all related amendments.

The Company believes that its existing cash and cash from operations, together, if necessary, with funds drawn under the Company's new working capital line of credit, will be adequate to fund operations for the next 12 months. The Company believes that the operation of its new grandstand and clubhouse facilities will continue to have a positive effect on attendance and wagering on- track and that anticipated increases in operating income will more than offset the loss of the video poker franchise fee relief. In addition, the Company believes that the funds held in escrow, as a result of certain litigation settlements, will be sufficient to satisfy the Company's obligations associated with the insurers' pending claims against the Company. Accordingly, the Company believes that the combination of existing cash, cash from operations, the funds now held in escrow which remain after the satisfaction of the insurers' pending claims and the Company's increased capacity to incur short-term or long-term indebtedness, if necessary, will be sufficient to operate the Company over the longer term.

Year 2000 Compliance

The Company is continuing to review its data processing and other equipment to determine if it is currently year 2000 compliant. It has also made inquiries to third party vendors as to their compliance. The Company has recently purchased an updated version of its accounting software that its vendor claims is year 2000 compliant. Such system will be tested once it is installed. The most significant third party data processing vendor used by the Company is Autotote, which carries out the totalisator function.

The Company's most recent contract with Autotote indicates that the services will be year 2000 compliant. The Company does not currently believe it will require significant financial resources to become year 2000 compliant.

Impact of Inflation

To date, inflation has not had a material effect in the Company's operations.

FORWARD-LOOKING STATEMENTS

The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding attendance, in-state and out-of state handle, simulcasting, future revenues, future expenses, future operating income and net income, the outcome of pending litigation and future liquidity and capital resources. Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to, the following: changing economic, market and business conditions, the ability of the Company to compete effectively for top horses and trainers necessary to field high-quality horse racing; the ability of the Company to grow its share of the interstate simulcast market; a substantial change in allocation of live racing days; the impact of competition from alternative gaming (including riverboat casinos and lotteries) and other sports and entertainment options in those markets in which the Company operates; and the Company's success in attracting new patrons and generating additional revenue for purses.

                                     PART II
                                OTHER INFORMATION

Item 1.          Legal Proceedings.

For a description of material developments during the three months ended April 30, 1998 in legal proceedings to which the Company is a party, see Note 1, "Commitments and Contingencies," in the Notes to Financial Statements which are set forth in Part I of this Form 10-Q and incorporated herein by reference.

Item 4.          Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on March 17, 1998, the Company's shareholders elected directors and also ratified the Board of Directors' appointment of Rebowe & Company, Certified Public Accountants (A Professional Corporation), as independent accountants, with 350,384 shares voted for ratification, no shares voted against and no abstentions. The voting with respect to the nominees for election as directors was as follows:


                             Votes

                        -----------------
Nominee                 For      Withheld   Abstentions
-------                 ---      --------   -----------

Katherine F. Duncan   349,784       120         0

Richard Katcher       349,904         0         0

Bryan G. Krantz       349,904         0         0

Marie G. Krantz       349,904         0         0

Ronald S. Maestri     349,784       120         0

Charmaine R. Morel    349,904         0         0

Wayne E. Thomas       349,784       120         0


Item 6.          Exhibits and Reports on Form 8-K

         Exhibit 27 Financial Data Schedule (Filed electronically only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               FAIR GROUNDS CORPORATION
                                       -----------------------------------------
                                                     (Registrant)


Date: June 12, 1998                    By: /s/ Bryan G. Krantz
     ----------------------------         --------------------------------------
                                           Bryan G. Krantz
                                           President


Date: June 12, 1998                    By: /s/ Gordon M. Robertson
     ----------------------------         --------------------------------------
                                           Gordon M. Robertson
                                           Chief Financial Officer