Form 10-Q
period 1998-07-31
FAIR GROUNDS CORP
filed 1998-09-18
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934



For Quarter Ended July 31, 1998                  Commission File Number O-7607
                  -------------                                         ------



                            FAIR GROUNDS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Louisiana                                                             72-0361770
-----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)


1751 Gentilly Blvd., New Orleans, LA                                                                  70119
-----------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                          (Zip Code)


Registrant's telephone number including area code    (504) 944-5515
                                                  -------------------

                                 Not Applicable
-----------------------------------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)


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

         468,580 Common Shares were outstanding as of September 1, 1998.

                            FAIR GROUNDS CORPORATION

                                     INDEX

                                                                                                               Page
                                                                                                               ----

PART I.        FINANCIAL INFORMATION

               Item 1.        Financial Statements

                              Balance Sheet, July 31, 1998 (Unaudited)
                              and Balance Sheet, October 31, 1997 ........................................        1

                              Statements of Operations and Retained
                              Earnings for the Three Months Ended
                              July 31, 1998 and 1997 (Unaudited) .........................................        3

                              Statements of Operations and Retained
                              Earnings for the Nine Months Ended
                              July 31, 1998 and 1997 (Unaudited)..........................................        6

                              Statements of Cash Flows for the Nine
                              Months Ended July 31, 1998 and 1997
                              (Unaudited) ................................................................        9

                              Notes to Financial Statements for the Nine
                              Months Ended July 31, 1998 (Unaudited)......................................       11

               Item 2.        Management's Discussion and Analysis of Financial
                              Condition and Results of Operations  .......................................       17


PART II.       OTHER INFORMATION

               Item 1.        Legal Proceedings...........................................................       25

               Item 6.        Exhibits and Reports on Form 8-K............................................       25


SIGNATURES                    ............................................................................       26

                                     PART I
                             FINANCIAL INFORMATION

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS


                                             (Unaudited)
                                               July 31,        October 31,
                                                1998              1997
                                             ------------     -------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents              $  8,205,554     $  5,192,756
      Cash and cash equivalents
           - restricted                           118,218        2,643,702
      Accounts receivable                         821,133        1,348,530
      Mutuel settlements                               --           38,892
      Investment Securities
           - available for sale                        --          592,878
      Inventory                                    81,977           95,303
      Prepaid expenses                            836,862          353,167
                                             ------------     ------------

           Total Current Assets                10,063,744       10,265,228
                                             ------------     ------------

OTHER ASSETS                                      118,013          125,516
                                             ------------     ------------

PROPERTY, PLANT AND EQUIPMENT
      Buildings and improvements               43,453,940       40,587,514
      Land improvements                         4,340,935        4,340,935
      Automotive equipment                        863,701          849,201
      Machinery and equipment                   2,475,774        2,365,837
      Furniture and fixtures                      326,898          326,898
                                             ------------     ------------

           Total                               51,461,248       48,470,385

      Less: accumulated depreciation
           and amortization                   (15,544,499)     (14,057,590)
                                             ------------     ------------

      Depreciable property - net               35,916,749       34,412,795
      Land                                      3,286,281        3,286,281
                                             ------------     ------------

      Property, plant and
           equipment - net                     39,203,030       37,699,076
                                             ------------     ------------

           TOTAL ASSETS                      $ 49,384,787     $ 48,089,820
                                             ============     ============




(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                                   (Unaudited)
                                                     July 31,          October 31,
                                                      1998                1997
                                                  ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable                               $    110,650        $  5,318,903
      Accounts payable                                 280,406           1,097,655
      Construction contract payable                         --           1,156,726
      Accrued liabilities:
           Deferred purses                           4,825,684           7,425,179
           Host track fees                             365,501             416,516
           Uncashed mutuel tickets                     484,621             364,246
           Deferred income taxes                       204,906             204,906
           Other                                       265,075             319,944
           Mutuel settlements                           68,718                  --
      Deferred revenues                                 25,480             140,840
      Income taxes payable                           3,370,682             121,000
                                                  ------------        ------------

           Total Current Liabilities                10,001,723          16,565,915
                                                  ------------        ------------

DEFERRED INCOME TAXES                               10,110,950           9,846,104
                                                  ------------        ------------

           Total Liabilities                        20,112,673          26,412,019
                                                  ------------        ------------

COMMITMENTS AND CONTINGENCIES                               --                  --
                                                  ------------        ------------

STOCKHOLDERS' EQUITY
      Capital stock - no par value;
           authorized 600,000 shares,
           469,940 shares issued and
           468,580 shares outstanding                1,525,092           1,525,092
      Additional paid-in-capital                     1,936,702           1,936,702
      Retained earnings                             25,845,845          18,254,654
      Unrealized loss on investment
           securities - available for sale                  --              (3,122)
                                                  ------------        ------------

           Total                                    29,307,639          21,713,326

      Less:  treasury stock at cost,
           1,360 shares                                (35,525)            (35,525)
                                                  ------------        ------------

           Total Stockholders' Equity               29,272,114          21,677,801
                                                  ------------        ------------

           TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY              $ 49,384,787        $ 48,089,820
                                                  ============        ============



See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               For the Three Months Ended July 31, 1998 and 1997
                                  (Unaudited)



                                                              1998                1997
                                                           ----------          ----------
REVENUES
      Pari-mutuel commissions                              $5,070,392          $4,533,902
      Breakage                                                116,358             116,711
      Uncashed mutuel tickets                                 273,736             216,482
                                                           ----------          ----------

           Total                                            5,460,486           4,867,095

      Less: pari-mutuel tax                                   705,371             649,702
                                                           ----------          ----------

      Commission income                                     4,755,115           4,217,393
      Host track fees                                              --               3,294
                                                           ----------          ----------

           Total Mutuel Income                              4,755,115           4,220,687

      Concessions                                             311,058             255,560
      Video poker (net)                                       406,499             339,395
      Admissions (net of taxes)                                77,598              80,802
      Programs and forms                                      393,507             330,325
      Miscellaneous                                           167,595             368,210
                                                           ----------          ----------

           Total Operating Revenues                         6,111,372           5,594,979
                                                           ----------          ----------

RACING EXPENSES
      Purses                                                1,830,360           1,578,614
      Salaries and related taxes
           and benefits                                     1,293,228           1,217,318
      Contracts and services                                  293,121             447,255
      Host track fees                                         799,421             727,979
      Depreciation                                            524,480             310,408
      Cost of sales - concessions                             125,948             108,457
      Utilities                                               291,923             140,199
      Repairs and maintenance                                 196,256             228,718
      Program paper, forms and other
           supplies                                           373,140             347,533
      Advertising and promotion                               367,361             231,386
      Rent                                                     68,960              67,216
      Miscellaneous                                           214,729             159,598
                                                           ----------          ----------

           Total Racing Expenses                            6,378,927           5,564,681
                                                           ----------          ----------




(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
               For the Three Months Ended July 31, 1998 and 1997
                                  (Unaudited)


                                                         1998               1997
                                                      -----------       ------------

GENERAL AND ADMINISTRATIVE EXPENSES
      Salaries and related taxes
           and benefits                               $   442,383       $    267,072
      Insurance                                           195,186            164,627
      Property taxes                                      224,071             99,080
      Legal, audit and director fees                      187,625            208,499
      Loan closing costs                                       --            151,147
      Contracts and services                               25,155             40,863
      Office expenses                                      41,468             96,985
      Miscellaneous                                        47,362             13,529
                                                      -----------       ------------

           Total General and
           Administrative Expenses                      1,163,250          1,041,802
                                                      -----------       ------------

LOSS FROM OPERATIONS                                   (1,430,805)        (1,011,504)

OTHER INCOME (EXPENSE)
      Jazz and Heritage Festival Income                   863,842            879,116
      Interest expense                                         --            (35,230)
      Interest income                                      37,391                 --
      Video poker tax relief                                   --            257,745
                                                      -----------       ------------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
       FOR INCOME TAXES AND EXTRAORDINARY ITEM           (529,572)            90,127

      Provision (benefit) for income taxes               (580,600)            30,643
                                                     ------------       ------------

INCOME BEFORE EXTRAORDINARY ITEM
      (per share - 1998 - $.11,
      1997 - $.13)                                         51,028             59,484

Extraordinary item - gain from fire
      (net of $748,000 of taxes in 1998)                1,452,000                 --
                                                     ------------       ------------

NET INCOME (per share - 1998 - $3.21,
      1997 - $.13)                                   $  1,503,028       $     59,484

RETAINED EARNINGS, BEGINNING OF
      PERIOD                                           24,342,817         16,410,503
                                                     ------------       ------------

RETAINED EARNINGS, END OF
      PERIOD                                         $ 25,845,845       $ 16,469,987
                                                     ============       ============

CASH DIVIDENDS PER SHARE                             $       NONE       $       NONE
                                                     ============       ============

WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING                                  468,580            468,580
                                                     ============       ============



See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
                For the Nine Months Ended July 31, 1998 and 1997
                                  (Unaudited)

                                               1998                     1997
                                             88 Days of               88 days of
                                            Live Racing              Live Racing
                                            ------------             ------------

REVENUES
      Pari-mutuel commissions               $ 19,463,106             $ 16,775,622
      Breakage                                   422,432                  379,822
      Uncashed mutuel tickets                    406,596                  303,528
                                            ------------             ------------

           Total                              20,292,134               17,458,972

      Less: pari-mutuel tax                    2,579,406                2,217,449
                                            ------------             ------------

      Commission income                       17,712,728               15,241,523
      Host track fees                          4,162,464                3,283,893
                                            ------------             ------------

           Total Mutuel Income                21,875,192               18,525,416

      Concessions                              1,949,611                1,242,560
      Video poker (net)                        1,248,880                1,019,522
      Admissions (net of taxes)                  690,959                  228,497
      Parking                                     43,287                   20,581
      Programs and forms                       1,274,771                1,209,430
      Miscellaneous                              470,931                  571,852
                                            ------------             ------------

           Total Operating Revenues           27,553,631               22,817,858
                                            ------------             ------------

RACING EXPENSES
      Purses                                   7,427,549                6,196,573
      Salaries and related taxes
           and benefits                        5,642,517                4,555,048
      Contracts and services                   1,803,313                1,939,415
      Host track fees                          2,337,305                1,839,132
      Depreciation                             1,486,909                1,083,042
      Cost of sales - concessions                667,721                  505,252
      Utilities                                  852,279                  515,363
      Repairs and maintenance                    636,118                  425,203
      Program paper, forms and other
           supplies                            1,451,062                1,278,252
      Advertising and promotion                  926,752                  797,360
      Rent                                       244,232                  221,672
      Miscellaneous                              518,653                  508,332
                                            ------------             ------------

           Total Racing Expenses              23,994,410               19,864,644
                                            ------------             ------------




(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
                For the Nine Months Ended July 31, 1998 and 1997
                                  (Unaudited)

                                                        1998                     1997
                                                     88 Days of               88 days of
                                                    Live Racing              Live Racing
                                                   ------------             -------------
GENERAL AND ADMINISTRATIVE
      Salaries and related taxes
           and benefits                            $  1,051,800             $    736,042
      Insurance                                         671,630                  633,674
      Property taxes                                    585,764                  300,339
      Legal, audit and director fees                    561,356                  871,745
      Loan closing fees                                  24,042                  151,147
      Contracts and services                            142,864                  149,796
      Office expenses                                   341,722                  301,737
      Miscellaneous                                     281,341                  126,864
                                                   ------------             ------------
           Total General and
           Administrative Expenses                    3,660,519                3,271,344
                                                   ------------             ------------

LOSS FROM OPERATIONS                                   (101,298)                (318,130)

OTHER INCOME (EXPENSE)
      Jazz and Heritage Festival income               1,390,536                1,051,432
      Video poker tax relief                                 --                1,432,840
      Litigation settlement                                  --                  268,125
      Interest expense                                  (12,509)                (391,182)
      Interest income                                   100,897                   60,770
      Insurance settlement                               56,533                       --
                                                   ------------             ------------

INCOME BEFORE INCOME TAXES
      AND EXTRAORDINARY ITEM                          1,434,159                2,103,855

      Provision for income taxes                        376,968                  515,311
                                                   ------------             ------------

NET INCOME BEFORE EXTRAORDINARY ITEM
      (per share - 1998 - $2.26,                      1,057,191                1,588,544
       1997 - $3.39)

Extraordinary item - gain from fire
      (net of $3,366,000 and $3,600,000
       of taxes, respectively)                        6,534,000                6,400,000
                                                   ------------             ------------

NET INCOME (per share 1998 - $16.20,
      1997 - $17.05)                               $  7,591,191             $  7,988,544

RETAINED EARNINGS,
      BEGINNING OF PERIOD                            18,254,654                8,481,443
                                                   ------------             ------------

RETAINED EARNINGS, END OF PERIOD                   $ 25,845,845             $ 16,469,987
                                                   ============             ============




(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                For the Nine Months Ended July 31, 1998 and 1997
                                  (Unaudited)

                                               1998             1997
                                            88 Days of       88 days of
                                           Live Racing      Live Racing
                                           -----------      -----------

CASH DIVIDENDS PER SHARE                   $      NONE      $      NONE
                                           ===========      ===========

WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING                       468,580          468,580
                                           ===========      ===========




See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
                For the Nine Months Ended July 31, 1998 and 1997
                                  (Unaudited)



                                                               1998                1997
                                                           ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                           $  7,591,191        $  7,988,544
                                                           ------------        ------------

      Adjustments to reconcile net income
           to net cash provided by (used for)
           operating activities:
           Extraordinary item -
                gain from fire                               (9,900,000)        (10,000,000)
           Depreciation                                       1,486,909           1,083,042
           Deferred income taxes                              3,635,528           4,115,311
           Change in assets and liabilities:
           (Increase) decrease in:
                Accounts receivable                             635,007            (232,310)
                Inventory                                        13,326              (9,206)
                Prepaid expenses                               (483,695)           (142,500)
                Restricted cash                                      --             133,929
           Increase (decrease) in
                Accounts payable and
                     accrued liabilities                       (923,133)            146,254
                Deferred revenue                               (115,360)             (6,000)
                Deferred purses                              (2,599,495)         (2,153,975)
                Income taxes payable                           (121,000)                 --
                Uncashed Mutuel Tickets                         120,375              64,220
                                                           ------------        ------------

                     Total adjustments                       (8,251,538)         (7,001,235)
                                                           ------------        ------------

           Net cash provided by (used for)
                operating activities                           (660,347)            987,309
                                                           ------------        ------------

CASH FLOWS FROM
      INVESTING ACTIVITIES
           Proceeds from litigation
                settlement                                    9,900,000          10,000,000
           Capital expenditures                              (4,147,589)         (5,762,780)
           Decrease (increase) in:
                Restricted construction cash                  2,525,484          (1,180,585)
                Deposits                                          7,503             (18,750)
           Proceeds provided by sale of
                investment securities                           596,000                  --
                                                           ------------        ------------

           Net cash provided by investing
                activities                                    8,881,398           3,037,885
                                                           ------------        ------------



(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                For the Nine Months Ended July 31, 1998 and 1997
                                  (Unaudited)


                                                 1998                1997
                                             ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Loan proceeds                          $    110,650        $  6,993,925
      Principal repayments on loans            (5,318,903)        (13,565,316)
      Advances from third party                 1,000,000           1,000,000
      Repayments to third party                (1,000,000)         (1,000,000)
                                             ------------        ------------

      Net cash used for
           financing activities                (5,208,253)         (6,571,391)
                                             ------------        ------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                         3,012,798          (2,546,197)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                       5,192,756           6,264,934
                                             ------------        ------------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                          $  8,205,554        $  3,718,737
                                             ============        ============

SUPPLEMENTAL DISCLOSURES:

      Interest paid                          $     12,509        $    391,182
                                             ============        ============




(Continued)

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                For the Nine Months Ended July 31, 1998 and 1997
                                  (Unaudited)



NOTE 1 - COMMITMENTS AND CONTINGENCIES

Fire Related Litigation

The Company has been a party to a number of legal proceedings which have arisen as a result of the December 1993 fire or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire-related proceedings:

Travelers Litigation

           On May 14, 1994, the Company filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers") and others. The Company contended that the insurance policy provided by Travelers provided the Company with blanket coverage in the amount of $24.2 million in excess of the $10 million of underlying coverage. Accordingly, the Company maintained that Travelers was liable for the difference between $24.2 million and the amount which had been paid at that time (approximately $9.5 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contended that the insurance agent and the insurance broker who arranged for the insurance were liable to the Company for any damages sustained including any damages sustained because the amount of coverage is less than that claimed by the Company. Travelers' position is that its liability under such policy is limited to the amount which has already been paid.

           In November 1996, the Company entered into a joint settlement with the insurance agent and broker pursuant to which the insurance agent and broker agreed to pay a total of $10,000,000 to the Company. Such amount was placed in escrow until April 9, 1997, when the Company utilized such funds in connection with the closing of its construction financing previously reported. The settlement agreement included a "Mary Carter" provision whereby the liability insurers of the insurance agent and broker would be entitled to share in the Company's recovery from Travelers in that litigation.

                           FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
               For the Nine Months Ended July 31, 1998 and 1997
                                  (Unaudited)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           In April 1998, the Court entered judgment in favor of the Company and against Travelers, awarding the Company an additional $2,410,905 in business interruption insurance, legal interest on that sum from May 13, 1994 until paid, statutory penalties in the amount of $222,128 and attorney's fees in an amount to be set by the Court. In August 1998, the Court denied all post trial motions and certified the judgment as being immediately appealable. Under the Mary Carter agreement referenced above, the liability insurers of the agent and broker are entitled to share in this award. The Company estimates that its portion of the award, when paid, will be approximately $1.5 million to $2 million, depending upon the amount of interest accrued and attorney's fees awarded. However, due to the uncertainty of the amount and timing of the receipt of this award, no accrual has been recorded in the July 31, 1998 financial statements.

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

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                For the Nine Months Ended July 31, 1998 and 1997
                                  (Unaudited)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

           In December 1997, the Company entered into a settlement with ADT and its excess coverage insurers, pursuant to which the Company was paid $37 million, which was deposited in escrow, and agreed to indemnify ADT and its insurers against the judgment creditor claims of the intervening insurers. In December 1997, the Company received $7.7 million of such funds net of litigation expenses. The balance of the settlement funds remained in escrow pending resolution of subrogation claims. The Company received an additional $2.2 million, net of litigation expenses, from the escrow account in July 1998 pursuant to the settlement described below. The remaining appeals, which involve the Company, the Company's primary property insurer and another defendant were argued subsequent to July 31, 1998 and will determine whether the Company receives any additional payment from the escrow account.

           Travelers, Royal, and the insurance company which insured the operator of the video poker machines at the Fair Grounds Race Course filed an action in April 1997 in the U.S. District Court for the Eastern District of Louisiana against the Company, seeking a declaratory judgment that a contract existed among the parties governing the distribution of funds recovered in the litigation against ADT described above. The Company denied that any such contract was ever executed, but that if a contract was formed, it was breached in numerous respects by the insurance companies. In July 1998, the parties entered into a settlement agreement pursuant to which Travelers, Royal and the third insurance company received $12.65 million from the funds held in escrow in full and final settlement of all claims in this litigation with ADT.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                For the Nine Months Ended July 31, 1998 and 1997
                                  (Unaudited)


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

           In May 1997, the St. Paul suit was settled pursuant to an agreement whereby ADT agreed to pay an undisclosed sum and United National, as the Company's insurer, agreed to pay $275,000. The Company's claims against United National are set for trial in December 1998.

As to the pending matters described above, there can be no assurance that the Company will be successful in any of its claims or defenses. Accordingly, no assurance can be given that

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                For the Nine Months Ended July 31, 1998 and 1997
                                  (Unaudited)


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

A suit was filed in 1996 by the Louisiana Horsemen's Benevolent and Protective Association ("HBPA") against the Company, the State of Louisiana, and all other pari-mutuel wagering facilities operating in Louisiana. The HBPA is seeking a larger portion of video poker proceeds. The Company believes it is currently in compliance with the guidelines established by the Louisiana State Police Gaming Division, which regulates compliance with the State of Louisiana video poker law. The Company believes it will prevail in this suit.

Except as described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                For the Nine Months Ended July 31, 1998 and 1997
                                  (Unaudited)


NOTE 2 - LINE OF CREDIT

On April 14, 1998, the Company entered into a working capital line of credit agreement with Bank One Corporation (formerly First National Bank of Commerce). The line of credit is for $2.5 million with interest at 8% on amounts outstanding. In addition to monthly interest payments on outstanding balances, any amounts outstanding plus unpaid accrued interest are due on April 14, 1999.

There were no amounts drawn down or outstanding on this line of credit during the nine months ended July 31, 1998. The line of credit is secured by a commercial guaranty by Finish Line Management Corporation, an affiliated company, and a collateral mortgage given by the Company dated November 30, 1995, with all related amendments.

NOTE 3 - EXTRAORDINARY ITEM

In July 1998, the Company received an additional $2.2 million payment from the escrow account in which the ADT settlement funds were deposited, as further described in Note 1. This payment is reported as an extraordinary item net of applicable taxes of $748,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 1998 AND 1997


Revenues. During the quarters ended July 31, 1998 and 1997, the Company did not engage in live horse racing, but rather derived its pari-mutuel income from the operation of its tele-tracks for off- track wagering. During each such quarter, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management, the Company operates tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana that were formerly operated by Jefferson Downs.

Comparative pari-mutuel wagering and attendance figures for the quarters ended July 31, 1998 and 1997 are as follows:

                                      For the Quarter Ended July 31,

                                         1998               1997
                                     ------------       ------------
Pari-mutuel wagering:
   Off-track handle                  $ 25,026,636       $ 22,772,561
                                     ------------       ------------

Total Attendance                          113,427            114,781
                                     ============       ============

The Company believes the $2,254,075, or 9.9%, increase in off-track handle is primarily the result of the Company's increased emphasis on better simulcasting signals.

For the quarter ended July 31, 1998, the Company reported net income of $1,503,028, including an extraordinary gain of $1,452,000, net of taxes, attributable to fire litigation settlements received, compared to net income of $59,484 in the quarter ended July 31, 1997. Income before extraordinary item in the current quarter decreased by $8,456 as compared to the prior comparable fiscal quarter further discussed below.

As a result of the increase in total wagering, the Company's operating revenues increased by $516,393, or 9.2%, from the comparable quarter in fiscal 1997. This included increases of $536,490, or 11.8%, in pari-mutuel commissions, $55,498, or 21.7% in concessions and $67,104, or 19.8%, in net video poker revenue, $57,254, or 26.4%, in uncashed mutuel ticket revenue, and $63,182, or 19%, in programs and forms income, partially offset by decreases in miscellaneous operating expenses and increased pari-mutuel taxes of $55,669, or 8.6%.

Racing Expenses. Total racing expenses increased by $814,246, or 14.6%, over the comparable quarter in 1997, primarily as a result of increases in purses, racing salaries and benefits, utilities, advertising, host track fees, program paper, forms and other supplies, and other miscellaneous expenses arising from the increased pari-mutuel handle and attendance at the new racing facilities opened in November 1997. There was also an increase in depreciation expense of $214,072 over the prior year fiscal quarter due to the opening of such facilities. These increases were partially offset by decreases in contracts and services expenses and repairs and maintenance expenses.

General and Administrative Expenses. General and administrative expenses for the quarter ended July 31, 1998 increased $121,448, or 11.6%, from the prior year comparable quarter primarily due to an increase in administrative salaries and property taxes for the quarter ended July 31, 1998, which was mainly the result of the opening of the new racing facilities. This increase was partially offset by a reduction in office expenses, contracts and services, loan closing cost, and legal fees due to the conclusion of much of the fire litigation of the Company as discussed elsewhere herein.

Other Income (Expense). Total other income (expense) decreased $200,398, or 18.2%, from the previous comparable quarter primarily as a result of a decrease in video poker tax relief of $257,745. As previously reported, the decrease is due to the Company paying off the FNBC loan in November 1997 and no longer qualifying for the tax relief.

Extraordinary Item. During the fiscal quarter ended July 31, 1998, the Company received a settlement payment in connection with the fire related litigation, as described elsewhere herein, in the amount of $2,200,000, which is reported net of $748,000 of estimated income taxes.

COMPARISON OF THE NINE MONTHS ENDED JULY 31, 1998, AND 1997

Revenues. During the nine months ended July 31, 1998 and 1997, the Company derived its pari-mutuel income by conducting live racing meets of 88 days in each period and in the operation of its tele- tracks for off-track wagering. During each nine month period, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard, and St. John Parishes, Louisiana. Through Finish Line Management, the Company operates tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana that were formerly operated by Jefferson Downs.

Comparative pari-mutuel wagering and attendance figures for the nine months ended July 31, 1998 and 1997 are as follows:

                                         For the Nine Months Ended July 31,

                                             1998                  1997
                                        -------------          -------------
Pari-mutuel wagering:
   On-track handle                      $  25,789,351          $  20,200,754
   Off-track handle                        72,677,903             65,117,602
                                        -------------          -------------
   Total in-state wagering              $  98,467,254          $  85,318,356
                                        =============          =============

   Out-of-state simulcast
      handle                            $ 219,770,183          $ 165,823,806
                                        =============          =============

Total Attendance                              479,044                397,049
                                        =============          =============


The $5,588,597, or 27.7%, increase in the on-track handle is primarily due to the opening of the new racing facilities in November 1997.

The Company believes that the $7,560,030, or 11.6%, increase in off-track handle is primarily due to an increased emphasis on better simulcasting signals. The $53,946,377, or 32.5%, increase in out-of-state handle is the result, in part, of continued efforts to telecast the Company's races to new out-of-state markets. During the nine months ended July 31, 1998, New York took full cards from the Company through the end of January increasing the New York handle by $21 million over the same period last year plus significant handle increases from Kentucky, Pennsylvania, Texas and Las Vegas markets.

The Company reported net income of $7,591,191 for the nine months ended July 31, 1998 compared to net income of $7,988,544 for the previous comparable nine months. In both fiscal periods, the Company received significant litigation settlements further described elsewhere herein. In addition, in fiscal 1997, the Company received video poker franchise fee relief of approximately $1.43 million which was not available in fiscal 1998.

As a result of the increase in total attendance and wagering at the new racing facilities, the Company's operating revenues increased by $4,735,773, or 20.8%, from the comparable nine months in 1997. This included increases of $2,687,484, or 16%, in pari-mutuel commissions, $42,610, or 11.2%, in breakage, $878,571, or 26.7%, in host track fees, $103,068, or 34%, in uncashed mutuel ticket revenue, $229,358, or 22.4%, in video poker revenue, and $462,462, or 202%, in admissions revenue. Admission revenues include admissions to box seats and suites that were unavailable prior to the opening of the new racing facilities in November 1997. In addition, net concessions revenues increased by approximately $545,000, or 73%, as a result of the opening of the new facilities.

Racing Expenses. Total racing expenses increased by $4,129,766, or 20.7%, over the comparable nine months in 1997, primarily as a result of increases in purses, racing salaries and related benefits, host track fees, repairs and maintenance, advertising, utilities and program paper, forms and other supplies, arising from the increased pari-mutuel handle and attendance at the new racing facilities opened in November 1997. Depreciation expense increased by $403,867, or 37.2%, due to the opening of such facilities.

General and Administrative Expenses. General and administrative expenses for the nine months ended July 31, 1998 increased $389,175, or 11.9%, from the prior year comparable nine months. The increase was a result of an increase in salaries and related taxes and benefits, property taxes, miscellaneous expenses, and office expenses primarily due to the opening of the new grandstand and clubhouse facilities, partially offset by a decrease in legal, audit, and directors fees resulting from settling most of the Company's fire related litigation, and a decrease in loan closing fees relating to prior financing activities.

Other Income (Expense). Total other income (expense) decreased $886,520 from the prior year comparable nine months primarily as a result of a decrease of $1,432,840 in video poker franchise fee relief, partially offset by an increase of $353,378 in Jazz and Heritage Festival income due to the improved weather during this year's festival compared to the prior year's festival and a decrease of $378,673 of interest expense in the current period due to the repayment of the FNBC loans in late 1997.

Extraordinary Items. During the nine months ended July 31, 1998, the Company recorded an extraordinary item of $6,534,000, which was net of $3,366,000 of income taxes, as a result of a fire litigation settlement with ADT. During the nine months ended July 31, 1997, the Company recorded an extraordinary item of $6,400,000, which was net of $3,600,000 of deferred income taxes, as a result of a litigation settlement with the Company's insurance agent and broker.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents increased $3,012,798 during the nine months ended July 31, 1998, compared to a decrease of $2,546,197 during the nine months ended July 31, 1997. The increase in cash and cash equivalents in the current period was the result of cash provided by investing activities of $8,881,398, partially offset by cash used in operations of $660,347 and cash used for financing activities of $5,208,253. Cash used in operations was primarily due to the payment of purses during the live racing meet. Cash used in financing activities related primarily to the repayment of loans related to construction. The cash provided by investing activities was primarily related to the receipt of proceeds from a fire litigation settlement discussed elsewhere herein, partially offset by construction expenditures for the Company's new facilities.

As of July 31, 1998, the Company had received cumulatively, since the December 1993 fire, approximately $44 million of insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers or in litigation settlements, including the settlement that is subject to the Mary Carter agreement discussed elsewhere herein.

In addition to such payments, in December 1997, the Company entered into a settlement with ADT and its excess coverage insurers, pursuant to which the Company was paid $37 million, which was deposited in escrow, and agreed to indemnify ADT and its insurers against the judgment creditor claims of the intervening insurers. In December 1997, the Company received $7.7 million of such funds net of litigation expenses. The balance of the settlement funds were to be held in escrow pending resolution of subrogation claims. The Company received an additional $2.2 million, net of litigation expenses, from the escrow account in July 1998, pursuant to the settlement described below. The remaining appeals, which involve the Company, the Company's primary property insurer and another defendant, were argued in September 1998 and will determine whether the Company receives any additional payment from the escrow account.

In connection with the receipt of the settlement proceeds described herein, the Company recognized an extraordinary gain for the nine months ended July 31, 1998 of approximately $6.53 million, which is net of income taxes of approximately $3.37 million. As a result of this and other settlements received, the Company has a total net deferred tax liability of approximately $13.7 million. Approximately $3.6 million of this tax liability is expected to be due within the next year. Approximately $2.9 million was prepaid to the IRS subsequent to July 31, 1998, in partial settlement of this tax obligation. The remaining deferred tax liability is to be paid over approximately 39 years in accordance with IRS regulations. These tax obligations are expected to be funded through operations.

In April 1998, in connection with the ongoing fire litigation, the court entered judgment in favor of the Company and against Travelers, awarding the Company an additional $2,410,905 in business interruption insurance, legal interest on the sum from May 13, 1994 until paid, statutory penalties in the amount of $222,128 and attorney's fees in an amount to be set by the court. In August 1998, the Court denied all post trial motions and certified the judgment as being immediately appendable. Under the Mary Carter agreement referred to above, the liability insurers of the agent and broker are entitled to share in this award. The Company estimates that its portion of the award, when paid, will be approximately $1.5 million to $2 million, depending upon the amount of interest accrued and attorney's fees awarded.

The Company's new main grandstand and racing facility was substantially completed in November 1997 and was opened for the start of the Company's 1997-98 live racing meet. The total cost of constructing the facility through July 31, 1998 was approximately $31 million. Of such amount, approximately $2.5 million was spent during the nine months ended July 31, 1998. The Company has funds on hand to pay for final construction settlements. No further financing needs are expected for building construction.

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

On April 14, 1998, the Company entered into a working capital line of credit agreement with Bank One (formerly First National Bank of Commerce). The line of credit is for $2.5 million with interest at 8% on amounts outstanding. In addition to monthly interest payments on outstanding balances, any amounts outstanding plus unpaid accrued interest are due on April 14, 1999.

There were no amounts drawn down or outstanding on this line of credit during the nine months ended July 31, 1998. The line of credit is secured by a commercial guarantee by Finish Line

Management Corporation and a collateral mortgage note given by the Company dated November 30, 1995 with all related amendments.

The Company believes that its existing cash and cash equivalents and cash from operations, together, if necessary, with funds drawn under the Company's new working capital line of credit, will be adequate to fund operations for the next 12 months. The Company believes that the operation of its new grandstand and clubhouse facilities will continue to have a positive effect on attendance and wagering on-track and that anticipated increases in operating income will more than offset the loss of the video poker franchise fee relief. In addition, the Company believes that the funds held in escrow, as a result of certain litigation settlements, will be sufficient to satisfy the Company's obligations associated with the insurers' pending claims against the Company. Accordingly, the Company believes that the combination of existing cash and cash equivalents, cash from operations, any additional amounts received in the Travelers litigation, and the Company's increased capacity to incur short-term or long-term indebtedness, if necessary, will be sufficient to operate the Company over the longer term.

Year 2000 Compliance

The Company is continuing its assessment of its data processing and other equipment to determine if it is year 2000 compliant. It has also made inquiries to third party vendors as to their compliance. The Company has recently purchased and installed an updated version of its accounting software that its vendor states is year 2000 compliant. The most significant third party data processing vendor used by the Company is Autotote, which performs the totalisator functions for the Company. The Company's most recent contract with Autotote provides that the services are to be year 2000 compliant. Autotote has contracted with a third party consultant to attain such compliance. If Autotote does not become compliant, the Company's operations could be adversely affected until another provider of the totalisator function can be found. Although the Company has not completed its assessment of its data processing and other equipment and, accordingly, has not determined the costs associated with its efforts to prepare for year 2000, the Company currently believes that the costs of addressing its year 2000 transition will not have a material adverse effect on the Company's financial condition or business operations. The Company has not yet developed a contingency plan addressing failure to be year 2000 ready.

Impact of Inflation

To date, inflation has not had a material effect in the Company's operations.

FORWARD-LOOKING STATEMENTS

The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding the source of funds for payment of its deferred tax liability, the funds to be received by the Company from the Travelers litigation, the adequacy of its cash, cash equivalents and borrowings available under its new working capital line of credit to fund operations for the next 12 months, the effect of the new grandstand and clubhouse facilities on attendance and wagering, the anticipated increases in operating income more than offsetting the loss of the video poker franchise fee relief, the settlement and litigation funds held in escrow being sufficient to satisfy the Company's obligations associated with insurers' pending claims against the Company, and the adequacy of existing cash, cash equivalents, cash from operations, additional amounts received in the Travelers litigation and borrowings, if necessary, to operate the Company over the longer term. Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to, the following: changing economic, market and business conditions, the ability of the Company to compete effectively for top horses and trainers necessary to field high-quality horse racing; the ability of the Company to grow its share of the interstate simulcast market; a substantial change in allocation of live racing days; the impact of competition from alternative gaming (including riverboat casinos and lotteries) and other sports and entertainment options in those markets in which the Company operates; and the Company's success in attracting new patrons and generating additional revenue for purses.

                                    PART II
                               OTHER INFORMATION

Item 1.               Legal Proceedings.

For a description of material developments during the three months ended July 31, 1998 in legal proceedings to which the Company is a party, see Note 1, "Commitments and Contingencies," in the Notes to Financial Statements which are set forth in Part I of this Form 10- Q and incorporated herein by reference.

Item 6.               Exhibits and Reports on Form 8-K

       a) Exhibits
          27  Financial Data Schedule (For SEC use only)

       b) Reports on Form 8-K
          none

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FAIR GROUNDS CORPORATION
                                       -------------------------------------
                                                       (Registrant)


Date: September 18, 1998               By: /s/ Bryan G. Krantz
     ------------------------             ----------------------------------
                                               Bryan G. Krantz
                                               President



Date: September 18, 1998               By: /s/ Gordon M. Robertson
     ------------------------             ----------------------------------
                                               Gordon M. Robertson
                                               Chief Financial Officer