Form 10-K405
period 1998-10-31
FAIR GROUNDS CORP
filed 1999-02-11
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1998        Commission file number 0-7607
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

Registrant's telephone number including area code            504/944-5515
                                                        ------------------------

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

           Yes   X                                     No
               -----                                      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,341,412 computed by reference to the average bid and asked prices of such stock on January 28, 1999.

The number of shares outstanding of the issuer's single class of common stock was 468,580 as of January 28, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Information Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

                               PAGE 1 OF 69 PAGES

                            EXHIBIT INDEX ON PAGE 60

                                TABLE OF CONTENTS

Item                                                                                                   Page
-----                                                                                                  ----
ITEM 1.           BUSINESS.............................................................................  3

ITEM 2.           PROPERTIES........................................................................... 11

ITEM 3.           LEGAL PROCEEDINGS.................................................................... 12

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.............................................................................. 16

                  Executive Officers of the Registrant................................................. 16

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.......................................................... 16

ITEM 6.           SELECTED FINANCIAL DATA.............................................................. 18

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.................................................. 19

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK................................................................................. 26

ITEM 8.           FINANCIAL STATEMENTS................................................................. 27

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.................................................. 54

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT........................................................................... 54

ITEM 11.          EXECUTIVE COMPENSATION............................................................... 54

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT .......................................................................... 54

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................................... 54

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K.......................................................................... 55

SIGNATURES............................................................................................. 58

EXHIBIT INDEX.......................................................................................... 60

                                     PART I

ITEM 1.           BUSINESS

GENERAL OVERVIEW OF BUSINESS

Fair Grounds Corporation (the "Company"), which was incorporated in 1941, is the owner of the Fair Grounds Race Course in New Orleans, Louisiana, at which thoroughbred horse racing, off-track betting and video poker gaming are conducted. The Fair Grounds Race Course currently is in its 127th racing season, making it the third oldest thoroughbred racing track in the United States. In addition to its live racing operations, the Company operates five off-track betting facilities, referred to herein as tele-tracks, at locations in St. Bernard, Orleans, Jefferson, St. John and LaFourche Parishes, Louisiana, as well as a tele-track facility located at the Fair Grounds Race Course. Through Finish Line Management Corporation ("Finish Line"), an affiliate, the Company operates five tele-track facilities in Terrebonne, St. Tammany and Jefferson Parishes, Louisiana. At each location, the Company makes available pari-mutuel and video poker wagering and food and beverage services to the public and receives revenues from such services. The Company conducts its annual live racing meet and operates its tele-tracks for off-track betting pursuant to the rules and under the authority of the Louisiana State Racing Commission (the "Racing Commission"), a statutory body, the members of which are appointed by the Governor of Louisiana. The Company's live races are simulcasted to its tele-tracks and to other facilities located both inside and outside Louisiana.

The Company's fiscal year ends on October 31; accordingly, unless otherwise indicated, references herein to a year mean the fiscal year which ended in the calendar year to which reference is made. For example, references to "fiscal 1998" means the fiscal year ended October 31, 1998.

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

The Company's live racing meet is conducted annually at the Fair Grounds Race Course generally from Thanksgiving Day to late March. One other track in Louisiana, Delta Downs, conducts its live racing meet during the same time period as the Company conducts its live meet. Such track is smaller and is located approximately two hundred miles from New Orleans. Delta Downs also simulcasts to and allows wagering to be accepted on its live races at the tele-tracks to which the Company simulcasts its live races and at which wagering on the Company's live races is accepted.

The Company's live racing meet for the fiscal year ended October 31, 1998 was conducted over 88 racing days. The total on-track handle, which is the amount of money handled during the live racing meet through the Company's mutuel machines at the Fair Grounds Race Course, was $25,789,351 in fiscal 1998, $20,200,754 in fiscal 1997, and $20,180,889 in fiscal 1996. See "Sources of Revenue."

During its annual live racing meet, the Company attracts thoroughbred horses from racing stables located in Louisiana and from nationally known racing stables in Kentucky and elsewhere. Approximately 35% of the thoroughbred starters at the Fair Grounds Race Course during its live racing meet are Louisiana-bred. The live racing meet features races with guaranteed purses in excess of $250,000 and purses averaging approximately $22,000 per race.

For the fiscal year ending October 31, 1999, the Racing Commission granted the Company a license to conduct its live racing meet during the period from November 26, 1998 through March 29, 1999, a total of 88 racing days, with live racing being conducted generally five days a week (Thursday through Monday) and with ten to eleven races during each racing day.

Simulcasting of Live Races. In addition to conducting live horse racing during the live racing meet, the Company simulcasts its live races to, and allows wagering to be accepted at, the tele-tracks which it operates in Orleans, St. Bernard, St. John, Jefferson and LaFourche Parishes, Louisiana, the tele-tracks which are licensed to the Company and operated by Finish Line, and tele-tracks operated by the other horse racing tracks in Louisiana. The Company also simulcasts live races to certain other wagering facilities located outside of Louisiana. The Company has continued to experience significant increases in the demand for the Company's races from out-of-state markets. Total handle from such out-of-state markets during the fiscal 1998 racing season was approximately $220 million, a 32.5% increase over the previous racing season. The Company earns a net commission (after payment of purses) of approximately 1.5% of the out-of-state handle.

Off-Track Betting

Ownership and Operation of Tele-Track Facilities. Louisiana authorizes off-track wagering and regulates the licensure by the Racing Commission of tele-tracks, the ownership of such facilities, the commissions which can be earned on wagers and other related matters. In 1988 each horse racing track then operating in Louisiana was granted a license to operate tele-tracks at its racetrack and also within a 55-mile radius of its racetrack, provided that the voters of the parish where the tele-track was to be located approved the establishment of such a facility. When two pari-mutuel racetracks are located within the same 55-mile radius, any tele-tracks opened in such areas are to be jointly owned unless one of the eligible racetracks does not wish to participate. The Company and Jefferson Downs Corporation ("Jefferson Downs"), which is an affiliate of the Company and which through 1992 conducted live racing at a facility located approximately 12 miles west of the Fair Grounds Race Course, are parties to an agreement, entered into in 1992 when Jefferson Downs ceased its live racing pursuant to which the Company, through Finish Line, operates the tele-tracks formerly operated by Jefferson Downs. Total paid attendance at the Company's tele-tracks (excluding the former

Jefferson Downs tele-tracks) during the fiscal year ended October 31, 1998 was 391,271 compared to 389,149 during fiscal 1997 and 318,831 during fiscal 1996, and the total off-track handle at such facilities during the 1998 fiscal year was $93,921,423, compared to $85,481,397 during fiscal 1997 and $76,293,113 during fiscal 1996. See "Sources of Revenue" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company is a party to a Management Agreement (the "Management Agreement") with Finish Line pursuant to which Finish Line operates the tele-track facilities owned by Jefferson Downs and transferred to the Company effective in May 1993. The Management Agreement is for a term of ten years, which commenced on November 1, 1992, with the option granted to Finish Line to extend the term for two additional five-year periods. Pursuant to the Management Agreement, Finish Line has the exclusive responsibility for the direction, supervision, management and operation of such facilities, collects all monies from such operation and pays all expenses in connection therewith. The Company receives 0.1% of the gross pari-mutuel handle at such facilities, and Finish Line is to receive monthly compensation equal to the difference between the gross receipts collected at such facilities less all expenses (including the guaranteed payment to the Company) paid by Finish Line. In addition, Finish Line is to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company. A portion of the handle generated at these tele-tracks is set aside to supplement purses for live racing at the Fair Grounds Race Course. See "Purse Supplements," below.

Simulcasting to Tele-Track Facilities. When a live racing meet is not in progress at the Fair Grounds Race Course, horse races are simulcasted from other tracks then conducting live racing in Louisiana, as well as from various race tracks throughout the United States hosting races of national prominence to the Company's tele-tracks, to the tele-track facility located at the Fair Grounds Race Course and to other off-track tele-tracks. The Company generally is required to make payments in the form of host track fees and purse supplements to those tracks conducting live races which are simulcasted to the Company's tele-tracks. The Company's tele-tracks generally are open daily, depending on patron demands and race offerings, for afternoon and evening racing programs which are simulcasted to the tele-tracks.

Purse Supplements. A portion of the handle generated at tele-track facilities is required by Louisiana law to be set aside and used to supplement purses at live racing facilities. Purse supplements are computed on a sliding scale of 5.5%, 6% and 6.5% on the tele-tracks' daily handle plus an additional 1.5% of all "exotic" wagers at tele-track facilities. Purse supplements of 6.5% of handle are required on all wagers when off-track betting is conducted at the racing facility of the primary licensee.

Breakage and Uncashed Mutuel Tickets. Race tracks and tele-tracks are allowed to retain breakage, which is the residual amount remaining in the betting pool after winnings are paid out to the nearest dime; however, one-half of such revenue must be paid out as purses. During fiscal 1998, the Company's revenue from breakage was $518,822 compared to $481,554 in fiscal 1997 and $439,204 in fiscal 1996. Race tracks are also allowed to retain the proceeds from uncashed winning pari-mutuel tickets, up to

$250,000 for each live or simulcasted meet, with the excess to be remitted to the State of Louisiana. During the fiscal year ended October 31, 1998, the Company retained approximately $476,740 in proceeds of such uncashed mutuel tickets as compared to approximately $404,000 in fiscal 1997 and $331,000 in fiscal 1996.

Video Poker Operations

Louisiana permits pari-mutuel facilities to install and operate an unlimited number of video poker machines. Other types of businesses in Louisiana, such as bars, truck stops and restaurants, are permitted to operate video poker machines but are restricted in the number of machines they may operate. See "Regulation." The owners of pari-mutuel wagering facilities such as the Company are required to set aside one-half of the net revenues from such devices in excess of certain amounts and use such amounts which are set aside to supplement purses for live racing or, if live racing is not then being conducted, to place such amounts in an interest-bearing account and utilize them to supplement purses during the next live racing meet. Any such funds which are earned from devices located at a tele-track are to be used for purse supplements by the owner of the tele-track or, if it is jointly owned, to be divided among the owners in proportion to their ownership interests.

The Company, Jefferson Downs and Finish Line entered into an agreement in February 1992 with Video Services, Inc. ("VSI"), whereby VSI was granted the exclusive right and license by the Company to install, maintain and operate video draw poker devices at the Fair Grounds Race Course and Jefferson Downs Race Course and at the tele-tracks operated by the Company, Jefferson Downs and Finish Line. Such agreement was for an initial term of five years, with an option by VSI to extend the term for an additional five years, which option was exercised. Pursuant to such agreement, the Company receives a percentage of the revenues from the operation of the devices installed at the Company's facilities, such percentage being calculated on the basis of the average amount collected daily from each device during each month, after the payment of prizes, taxes and fees. See "Sources of Revenue." The devices installed by VSI pursuant to such agreement remain the property of VSI. As of October 31, 1998, there were a total of 315 devices in operation at the Company's facilities (not including tele-tracks operated by Finish Line). In addition, there were a total of 414 devices at the tele-tracks operated by Finish Line as of October 31, 1998. The Company receives purse supplements from the tele-tracks operated by Finish Line, which includes the tele-tracks formerly owned by Jefferson Downs.

The agreement also provides for the Company and Finish Line to share in an annual promotional fee of $270,000 paid by VSI. During fiscal 1998, by agreement between the Company and Finish Line, the total amount of such promotional fee was retained by the Company. Of such amount, $135,000 was set aside for purse supplements to be paid during the Company's 1998-99 racing meet.

In connection with general elections held on November 5, 1996, special elections were held in each parish in Louisiana to approve or disapprove, on a parish-by-parish basis, video poker and other forms of gaming. In such local elections, the voters in St. Tammany Parish, where the Company, through its management agreement with Finish Line, maintains two facilities disapproved video poker operations. As a result, the video poker operations at those two facilities will be terminated in June 1999; however, the loss of video poker revenue from such locations will not have a material adverse effect on the Company's results of operations.

SOURCES OF REVENUE

Income from Wagering

The principal component of the Company's revenue is generated from parimutuel wagering, both on-track and off-track. In pari-mutuel wagering on horses, those who wager on the first, second and third place horses share the total stakes, or pool, less a percentage retained by the Company. The term "pool" means the total amount wagered to win (first place), to place (second place), or to show (third place) on every horse in a given race, or exacta, quinella and trifecta wagers on certain combinations of horses. Under the pari-mutuel system, bettors wager against each other and not against the racing facility, which has no interest in which horse wins or loses. Racing facilities are authorized under Louisiana law to retain a stated percentage of the total money handled through the mutuel machines located at such racing facilities and their tele-tracks on each racing day. Mutuel commissions range from 17% to 25% of money handled depending upon the type of wager. For the fiscal year ended October 31, 1998, the Company received pari-mutuel commissions and related income of $24.7 million, compared to $21.7 million for fiscal 1997 and $19.7 million for fiscal 1996. Total commission income (less pari-mutuel taxes) was $21.6 million for fiscal 1998, $18.9 million for fiscal 1997, and $17.1 million for fiscal 1996.

The Company also receives, during its live racing meet, a percentage of the handle from all tele-tracks and racing facilities to which its races are simulcasted, paid in the form of host track fees as compensation for the simulcasting of its races to such facilities. The Company also pays host track fees to other racing facilities for the simulcasting of races to the Company's tele-tracks. For the fiscal year ended October 31, 1998, the Company received host track fees of $7.1 million and paid host track fees of $2.8 million. During fiscal 1997 the Company received host track fees of $5.7 million and paid host track fees of $2.5 million, and during fiscal 1996 the Company received host track fees of $4.4 million and paid host track fees of $2.2 million.

Income from Video Poker Operations

For the fiscal year ended October 31, 1998, revenue from video poker operations was $2.9 million compared to $2.3 million in fiscal 1997 and $2.0 million in fiscal 1996. In the fiscal year ended October 31, 1998, the Company did not receive any video poker franchise fee relief revenues as a result of having repaid all indebtedness incurred to construct its new main grandstand and racing facility. Video poker franchise fee relief revenues were $1.9 million and $2.9 million in the fiscal years ended October 31, 1997 and October 31, 1996, respectively. As previously described, there were a total of 315 devices in operation at the Company's facilities (not including the tele-tracks operated by Finish Line) as of October 31, 1998.

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

For two weekends each year, after the Company's live racing meet has concluded, the infield of the Fair Grounds Race Course is used by a non-profit organization in New Orleans to host a Jazz and Heritage Festival. As compensation for the use of its facilities, the Company receives all revenues from certain beverage concessions during the Jazz and Heritage Festival. The Company and the sponsor of the Jazz and Heritage Festival are parties to an agreement for the use of the Company's facilities through the year 2001. Revenues from the 1998 Festival were $1.4 million, compared to $1.0 million from the 1997 Festival and $1.5 million from the 1996 Festival.

Seasonality

The Company's business is seasonal, and the Company has received and should continue to receive a majority of its revenues during the first and second quarters of its fiscal year when its live racing meet is held. Prior to the commencement of off-track wagering, the Company did not earn significant revenues in the third and fourth quarters of its fiscal year. Because the Company's tele-tracks are now operated year-round, the Company earns revenues throughout the fiscal year but on a smaller scale in the third and fourth quarters than in the first and second quarters of its fiscal year. In addition, video poker operations are conducted year-round; however, revenue from video poker operations generally is higher during the months when live racing is conducted at the Company's race track since attendance there is higher during such period.

For information regarding the Company's operating revenues, income or loss from operations, other income, net income or loss and total assets, see "Selected Financial Data."

COMPETITION

The Company continues to face competition from other companies in the gaming industry, including those which offer pari-mutuel wagering. Activities which compete or which have the potential for competing with the Company's racing facility, tele-tracks and video poker operations include other horse racing tracks and tele-tracks, riverboat and dockside gambling, casinos operated on Indian reservations, a land-based casino under construction in New Orleans, state-sponsored lotteries and video poker in restaurants, bars, hotels and truck stops. All such activities are present in the State of Louisiana, the Mississippi Gulf Coast area or elsewhere in the State of Mississippi.

In recent years, the growth of gaming in the United States has been reflected in various forms, including riverboats, dockside gaming facilities, Native American gaming ventures, land-based casinos, state- sponsored lotteries, and expanded off-track wagering opportunities. The impact of the lottery, video poker, and casinos or riverboats on live racing in Louisiana has been felt by all of the existing tracks. Additional forms of gaming which may be introduced in the future, as well as future expansions, additions and enhancements to existing facilities by the Company's competitors, could result in additional funds being directed away from the Company's on-track and off-track facilities.

Horse Racing

The Company's racing facility and tele-tracks compete for patrons with a number of sporting events and leisure time and entertainment activities in the New Orleans area and throughout Louisiana, including race tracks and tele-tracks owned and operated by three other licensees.

The Company also competes with other race tracks in Louisiana and throughout the United States in securing high caliber thoroughbred horses to run at the Company's race track. The Company believes that it provides high quality horse racing at the Fair Grounds Race Course.

Other Forms of Legalized Gaming

Louisiana Lottery. A state-wide lottery began operations in Louisiana in September 1991. The Company believes that at its inception the Louisiana lottery contributed significantly to a decline in the Company's average daily pari-mutuel handle (consisting of both on-track and off- track wagering); however, the Company believes that the lottery has had little impact during the last several fiscal years.

Casino Gambling. A number of dockside casinos are currently operating in or near Biloxi, Mississippi, located on the Mississippi Gulf Coast approximately 60 miles east of New Orleans. In addition, a substantial number of dockside gaming facilities are in operation.

The Louisiana Riverboat Economic Development and Gaming Control Act, which became effective in July 1991, approved the conduct of riverboat gaming activities on 12 separate waterways in Louisiana. The legislation authorizes the issuance of up to 15 licenses to operate riverboat casinos within the State, with no more than six in any one Parish. As of January 1, 1999, 14 licenses had been granted and there were 13 licensed riverboats in operation in Louisiana, three of which were operating in the New Orleans area.

In 1992, the Louisiana legislature approved a single land-based casino to be developed in downtown New Orleans. Such legislation provided that the casino is to be the only such authorized casino in the State of Louisiana. The City of New Orleans awarded contracts for the development and operation of such casino project, and in May 1995 temporary gambling operations commenced and construction on the permanent casino facility was begun. The temporary gambling operations and construction were halted in the Fall of 1995 when the developer of the casino filed for bankruptcy. Construction of the land-based casino was started again in 1998 and construction is expected to be completed late in 1999 or early in 2000.

Video Poker Operations. As described herein, pari-mutuel facilities to have an unlimited number of video poker devices at such facilities. Any person who has been granted a license to sell alcoholic beverages for consumption on the premises may be granted a license for the placement of devices on such premises; however, with the exception of pari-mutuel facilities and truck stop facilities, a licensee may not have more than three such devices. Truck stop facilities may have no more than 50 devices. Devices which are placed in restaurants are to be operated only in designated areas which are separate from the dining areas of such restaurants. The Company believes that there are numerous establishments throughout the New Orleans area at which video poker devices are located; however, the Company does not believe that the placement of such devices at such other establishments has had a material adverse effect on the revenue which has been generated from the operation of such devices at the Company's racetrack and tele-tracks.

REGULATION

The Company's operation of pari-mutuel wagering at its racetrack and tele-tracks is subject to extensive regulation pursuant to Louisiana law and the rules and regulations of the Racing Commission which govern, among other things, (i) the awarding of licenses for the conduct of live racing meets; (ii) the conduct of thoroughbred horse racing; (iii) the types of wagering which may be offered by the Company and other pari- mutuel facilities; and (iv) the disposition of revenue generated from wagering. Off-track wagering is also regulated by the Racing Commission. Such legislation, and subsequent regulations adopted by the Racing Commission, govern the ownership and operation of off-track wagering facilities, the commissions which facilities may earn on wagers and the amounts which must be set aside as purse supplements, as described elsewhere herein.

The Video Draw Poker Devices Control Law is subject to regulation by the gaming enforcement division of the Louisiana State Police. Such legislation describes the specifications which must be met before devices can be utilized in Louisiana, and also sets forth certain licensing, accounting and reporting requirements.

EMPLOYEES

During its live racing season, the Company employs approximately 805 persons. At all other times, the Company employs approximately 400 persons.

ITEM 2.           PROPERTIES

The Company owns its racetrack site which consists of approximately 145 acres of land situated within a fenced area adjacent to Gentilly Boulevard in the New Orleans city limits and within a ten-minute drive from downtown New Orleans. Located on such property is a one-mile oval, sandy loam race track and a seven-furlong turf track inside the main track.

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

In December 1997, the Company repaid all remaining indebtedness under its then outstanding note to First National Bank of Commerce (now Bank One) which was secured by a $17.5 million collateral mortgage on substantially all of the real property and equipment of the Company and by a security interest in all of the Company's furniture, fixtures, equipment, and other items of personal property.

The Company leases the facilities for its off-track tele-tracks under lease agreements which contain various terms. The tele-tracks formerly licensed to Jefferson Downs and now licensed to the Company are also leased; however, as described herein, Finish Line has agreed to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company.

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

See Note 8 of Notes to the Financial Statements included elsewhere herein for a description of the Company's lease obligations.

ITEM 3.           LEGAL PROCEEDINGS

FIRE RELATED LITIGATION

During the past five years, the Company has been a party to a number of legal proceedings which have arisen as a result of the December 1993 fire that destroyed the Company's main clubhouse and grandstand building, or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire-related proceedings:

Travelers Litigation

In May 1994, the Company filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers") and others. The Company contended that the insurance policy issued by Travelers provided the Company with blanket coverage in the amount of $24.2 million in excess of the $10 million of underlying coverage and, accordingly, that Travelers was liable for the difference between $24.2 million and the amount previously paid by Travelers (approximately $9.5 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contended that the insurance agent and the insurance broker who arranged for the insurance were liable to the Company for any damages sustained including any damages sustained because the amount of coverage was less than that claimed by the Company. Travelers' position was that its liability under such policy was limited to the amount which it had previously paid.

In November 1996, the Company reached a joint settlement with the insurance agent and broker pursuant to which the insurance agent and broker agreed paid a total of $10,000,000 to the Company. The settlement agreement included a "Mary Carter" provision whereby the insurance agent and broker are entitled to share in any recovery that the Company may eventually obtain from Travelers in that litigation. The Company's action against Travelers was tried in September 1997, and in April 1998 the trial court entered judgment in favor of the Company and against Travelers, awarding the Company an additional $2,410,905 in business interruption insurance, legal interest on that sum from May 1994 until paid, statutory penalties in the amount of $222,128 and attorney's fees in an amount to be set by the Court. The court later fixed the amount of attorney's fees at $75,000. In August 1998, the trial court denied all post trial motions and certified the judgment as being immediately appealable. Appeals by both the Company and Travelers are now pending before the state court of appeals. Under the Mary Carter agreement referenced above, the liability insurers of the agent and broker are entitled to share in any recovery from Travelers.



ADT Litigation

In December 1994, the Company filed an action in the Civil District Court for the Parish of Orleans, State of Louisiana against ADT Security Systems Mid-South, Inc. ("ADT"), which provided and maintained the fire alarm system at the race track, and other defendants. The complaint sought damages, not otherwise compensated for by insurance, that were allegedly caused by the negligence of one or more of the defendants. The Company's three fire insurers and a third party's insurance company, which insured the operator of the video poker machines destroyed in the fire, intervened in the suit asserting subrogation claims against the same defendants.

In late 1996, the Company and three insurance companies entered into settlements with the manufacturer of a lighting ballast and an architect. After division of the settlement proceeds among the Company and the three insurance companies and the payment of various litigation expenses, the Company received approximately $268,000. In March 1997, a jury trial was held on the remaining claims and resulted in an award in favor of the Company and the subrogated insurance companies of approximately $49.8 million in the aggregate in damages against ADT, plus interest, of which approximately $31.8 million, plus interest, was awarded to the Company. The judgment was appealed to the Court of Appeals of Louisiana, Fourth Circuit, by ADT, the Company and three of the subrogated insurance companies. In June 1997, the insurance company that insured the initial layer of ADT's liability tendered approximately $9.3 million in partial settlement of the action. After a dispute with the subrogated insurers over the division of these funds was resolved in August 1997, the Company received approximately $4 million of those proceeds after litigation expenses.

In December 1997, the Company entered into a settlement with ADT and ADT's excess coverage insurers pursuant to which the Company was paid $37 million and agreed to indemnify ADT and its insurers against the judgment creditor claims of the four subrogated insurers. In December 1997, the Company received $7.7 million of such funds net of litigation expenses, and the balance of the settlement funds was placed in escrow pending resolution of the subrogation claims. In July 1998, the Company settled the subrogation claims of three of the four insurers, as well as an action filed in April 1997 in United States District Court for the Eastern District of Louisiana by those three insurers against the Company seeking a declaratory judgement that a contract had been entered into by the parties respecting the distribution of funds recovered in the ADT litigation. Under the terms of this settlement, the three insurers received a total of $12.97 million from the funds in escrow. At that time, the Company received an additional $2.2 million from the funds in escrow, net of litigation expenses, leaving approximately $6.3 million in escrow which is not reflected as an asset on the Company's balance sheet as of October 31, 1998.

In September 1998, the Court of Appeals, among other things, reversed the trial court's award of $4.25 million to the Company's primary property insurer on its subrogation claim, concluding that the trial court had erred in making that award to the insurer when the Company had not been fully compensated for its property loss. This decision rendered moot the remainder of the appeals. The insurer appealed this decision to the Louisiana Supreme Court which recently denied the appeal. The funds remaining in escrow will be paid out when this case is concluded.

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

Both United National and the Company moved for summary judgment on the question of whether the exclusion relied on by United National to deny coverage for the various claims applied. In 1996, the United States District Court ruled that the policy exclusion relied upon by United National did not apply to the claim asserted by St. Paul and to claims made by various jockeys and valets that were previously paid by the Company. United National subsequently appealed this decision to the United States Court of Appeals for the Fifth Circuit which held that the claims were covered.

In May 1997, the St. Paul suit was settled pursuant to an agreement whereby ADT agreed to pay an undisclosed sum and United National, as the Company's insurer, agreed to pay $275,000. In February 1998, United National tendered $56,553 to the Company for claims which it acknowledged were covered under the policy. In November 1998, United National tendered an additional $11,818 to the Company for claims which it acknowledged were covered under the policy. In December 1998, the Company settled the balance of its claims against United National for an additional $140,000 which has been paid by United National.

OTHER LITIGATION

In 1996, a suit was filed in U.S. District Court in Baton Rouge by Livingston Downs Racing Association ("Livingston") naming the Company and other defendants in an antitrust/civil RICO suit. This suit is currently in the discovery stage, and the Company has filed a motion for summary judgment. Livingston had previously filed a series of other legal actions against the Company which were resolved in the Company's favor.

A suit was also filed in state court in Louisiana in 1996 by Livingston against the Company and the State of Louisiana seeking a declaration that the State off-track betting law is unconstitutional. The trial court ruled in the plaintiff's favor. The Louisiana Supreme Court reversed the trial court decision, holding that the off-track betting statute is constitutional. Livingston's request for rehearing was subsequently denied.

In 1996 a suit was filed in state court in Louisiana by the Louisiana Horsemen's Benevolent and Protective Association ("HBPA") against the Company, the State of Louisiana, and all other pari-mutuel wagering facilities operating in Louisiana. The HBPA is seeking a larger portion of video poker proceeds. The Company believes it is currently in compliance with the guidelines established by the Louisiana State Police Gaming Division, which regulates compliance with Louisiana's video poker law.

In July 1997, Evelyn Allen and other present or former security or concessions employees of the Company filed an action in the United States District Court in New Orleans claiming that the plaintiffs were entitled, under the Fair Labor Standards Act, to overtime for hours worked over 40 in each work week from July 1994 to July 1997. Two of the plaintiffs also sought to recover damages for alleged retaliatory discharge. In December 1998, the Company and the plaintiffs reached a settlement pursuant to which the Company will pay the plaintiffs $100,000 in full settlement of all claims for overtime pay. The retaliatory discharge claims were tried in December 1998 and dismissed by the Court at the conclusion of evidence. The plaintiffs' claim for attorneys fees has not yet been resolved.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with Instruction 3 to Item 401(b) of Regulation S-K, the following information is submitted concerning the executive officers of the Company:

BRYAN G. KRANTZ, age 38, is President, General Manager and a director of the Company and is President of Finish Line Management Corporation, which operates certain off-track betting facilities in Louisiana.

MARIE G. KRANTZ, age 63, is Chairman of the Board of Directors and Treasurer of the Company and is Secretary/Treasurer of Finish Line Management Corporation.

MERVIN MUNIZ, JR., age 56, is Director of Racing and Racing Secretary.

GORDON M. ROBERTSON, age 58, is Chief Financial Officer of the Company.

JOAN B. STEWART, age 66, is Secretary of the Company

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

     FISCAL                           1997                   1997                   1998                 1998
  QUARTER ENDED                      Low Bid               High Bid                Low Bid              High Bid
  -------------                      -------               --------                -------              --------
 January 31                          $12.50                $20.00                  $15.50                $20.00

 April 30                            $11.00                $25.00                  $16.00                $17.00

 July 31                             $14.00                $18.00                  $20.00                $26.00

 October 31                          $15.00                $25.00                  $23.00                $30.00

As of January 1, 1999, there were approximately 430 shareholders of record of the 468,580 issued and outstanding common shares of the Company.

There were no cash dividends declared or paid during fiscal 1998, 1997 or 1996.

The Company is not subject to any restrictions (other than non-contractual business considerations) affecting its present or future ability to pay dividends with respect to its common shares.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

                            FAIR GROUNDS CORPORATION
                             SELECTED FINANCIAL DATA
                       For the Five Years Ended October 31

                                             1998             1997               1996            1995              1994
                                          -----------     -----------        -----------     -----------       -----------

OPERATING REVENUES                        $36,785,091     $30,980,259        $27,496,500     $23,031,031       $22,371,571

OPERATING EXPENSES                         38,884,188      32,201,167         29,809,843      26,394,452        26,094,568
                                          -----------     -----------        -----------     -----------       -----------

LOSS FROM OPERATIONS                       (2,126,464)     (1,220,908)        (2,313,343)     (3,363,421)       (3,722,997)

INTEREST EXPENSE                               19,752         266,435            791,566          12,318           284,926

OTHER INCOME                                1,483,027       3,013,320          4,279,503       2,459,163           605,553
                                          -----------     -----------        -----------     -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM, AND
  CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES                      (663,189)      1,525,977          1,174,594        (916,576)       (3,402,370)

PROVISION (BENEFIT) FOR
  INCOME TAXES                             (3,364,232)        775,288            294,896        (300,460)       (1,878,635)

EXTRAORDINARY ITEM - GAIN
  FROM FIRE (net of taxes)                  6,272,628       9,022,525               -                -           9,312,758

CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES                      -               -                   -            104,000           (75,094)
                                           ----------      ----------        -----------     -----------       -----------

NET INCOME (LOSS)                          $8,973,671      $9,773,214        $   879,698     $  (512,116)      $ 7,713,929
                                           ==========      ==========        ===========     ===========       ===========

COMMON SHARES OUTSTANDING                     469,940         469,940            469,940         469,940           469,940
                                           ==========      ==========        ===========     ===========       ===========

NET INCOME (LOSS) PER COMMON
 SHARE                                     $    19.09      $    20.80        $      1.87      $     (1.09)          (16.48)
                                           ==========      ==========        ===========      ===========      ===========

CASH DIVIDENDS DECLARED
 PER SHARE                                 $    None       $     None        $      None      $    None        $     None
                                           ==========      ==========        ===========      ===========      ============

TOTAL ASSETS                               $49,144,377     $48,089,820       $ 34,791,597     $ 30,954,654     $  26,470,322
                                           ===========     ===========       ============     ============     =============

NOTES PAYABLE (EXCLUDING
 CURRENT PORTION)                          $    -          $    -            $    -           $    -           $  1,000,000
                                           ===========     ===========       ============     ===========      ============



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997

Revenues. During the fiscal years ended October 31, 1998 and 1997, the Company derived its pari-mutuel income by conducting live racing meets of 88 days during each fiscal year and in the operation of its tele-tracks for off-track wagering. In fiscal 1998, the Company utilized its new grandstand and clubhouse facilities, which were completed in November 1997, when live racing was being conducted at the Fair Grounds Race Course. Live racing in fiscal 1997 was conducted at Fair Grounds Race Course utilizing temporary tent facilities and the tele-track which was completed and put into service in late 1994. During each such fiscal year, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management Corporation, an affiliated company, the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana.

For the fiscal year ended October 31, 1998, the Company reported total in-state pari-mutuel wagering of $119,710,774 compared to $105,682,151 in fiscal 1997.

Comparative pari-mutuel wagering and attendance figures for the fiscal years ended October 31, 1998 and 1997 are as follows:

                                                                    1998                            1997
                                                               -------------                  ---------------
Pari-mutuel wagering:
   On-track handle                                             $  25,789,351                  $    20,200,754
   Off-track handle                                               93,921,423                       85,481,397
                                                               -------------                  ---------------
   Total in-state wagering                                     $ 119,710,774                  $   105,682,151
                                                               =============                  ===============
   Out-of-state simulcast handle                               $ 219,765,627                  $   165,823,806
                                                               =============                  ===============

Attendance:
   On-track                                                          189,439                          109,982
   Off-track                                                         391,271                          389,149
                                                               -------------                  ---------------
Total Attendance                                                     592,710                          499,131
                                                               =============                  ===============

The $5,588,597, or 27.7%, increase in the on-track handle is primarily due to the opening of the new racing facility in November 1997.

The Company believes that the $8,440,026, or 9.9%, increase in off-track handle is primarily due to the Company transmitting better simulcasting signals and higher quality racing in the Company's live racing meet. The $53,941,821, or 32.5%, increase in out-of-state handle is the result of those same factors as well as telecasting the Company's races to new out-of-state markets. During the fiscal year ended October 31, 1998, New York took full cards from the Company through the end of January increasing the New York handle by $21 million over the same period last year plus significant handle increases from Kentucky, Pennsylvania, Texas and Las Vegas.

Net Income. The Company reported net income of $8,973,671 for the fiscal year ended October 31, 1998 compared to net income of $9,773,214 for the previous fiscal year. In both fiscal years, the Company received significant litigation settlements as described herein, and in fiscal 1998 the Company also reported a $3.36 million income tax benefit as described herein. In addition, as previously reported, in fiscal 1997, the Company received video poker franchise fee relief of approximately $1.92 million which was not available in fiscal 1998. The Company anticipates that net income for fiscal 1999 will be substantially below net income for fiscal 1998 because the Company does not expect to record an income tax benefit in fiscal 1999 similar to that recorded in fiscal 1998 and the Company may not receive any significant litigation recoveries in fiscal 1999.

Operating Revenues. As a result of the increases in total attendance and wagering on the Company's races, the Company's fiscal 1998 operating revenues increased by $5,804,832, or 18.7%, from the prior fiscal year. This included increases of $2,919,060, or 14.5%, in pari-mutuel commissions, $37,268, or 7.74%, in breakage, $1,366,471, or 23.8%, in host track fees, $553,084, or
23.6%, in video poker revenue, and $456,199, or 154%, in admissions revenue. Admission revenues include admissions to box seats and suites that were unavailable prior to the opening of the new racing facility in November 1997. In addition, net concessions revenues increased by approximately $586,417, or 65.8%, as a result of the opening of the new clubhouse and grandstand facilities. The Company believes that operating revenues in fiscal 1999 will be slightly higher than in fiscal 1998 due to further increases in attendance and wagering.

Racing Expenses. Total racing expenses increased by $5,743,309, or 20.4%, over fiscal year 1997, primarily as a result of increases in purses, racing salaries and related benefits, host track fees, repairs and maintenance, advertising, utilities, program paper, forms and other supplies, and miscellaneous racing expenses, arising from the increased pari-mutuel handle and attendance at the new racing facility. Depreciation expense increased by $258,826, or 16.3%, also due to the opening of the new facility. The Company expects that racing expenses in fiscal 1999 will be slightly higher than in fiscal 1998.

General and Administrative Expenses. General and administrative expenses for the fiscal year ended October 31, 1998 increased $967,079, or 22.9%, from the prior fiscal year. The increase was a result of an increase in salaries and related taxes and benefits, property taxes, miscellaneous expenses, and office expenses primarily due to the opening of the new facility. The Company expects general and administrative expenses in fiscal 1999 to be at approximately the same level as in fiscal 1998.

Other Income (Expenses). Total other income decreased $1,283,610, or 46.7%, from the prior fiscal year primarily as a result of a decrease of $1,921,362 in video poker franchise fee relief partially offset by an increase of $328,220 in Jazz and Heritage Festival beverage sales income due to the improved weather during this year's festival compared to the prior year's festival, and a decrease of $246,683 of interest expense due to the repayment of the construction loans in late 1997. The Company expects other income (expense) to be at approximately the same level as in fiscal 1998.

Interest income increased by $52,469 from the prior fiscal year primarily as a result of the Company investing its operating funds in overnight repurchase securities through a financial institution beginning in July 1998. Short term loan closing costs decreased by $127,105 due to the lack of financing needs of the Company compared to the prior fiscal year. The decrease in the gain on sale of property, plant and equipment of $115,602 related to the prior year sale of certain temporary racing facilities, which were used prior to the opening of the Company's new facility.

Extraordinary Items. During the fiscal year ended October 31, 1998, the Company recorded an extraordinary item of $6,272,628, which was net of $3,683,924 of income taxes, as a result of a fire-related litigation settlement with ADT discussed further herein. During the fiscal year ended October 31, 1997, the Company recorded an extraordinary item of $9,022,525, which was net of $5,298,944 of deferred income taxes, as a result of a fire-related litigation settlement with an insurance agent and broker.

Income Taxes. In addition to the components of net income previously discussed, net income for fiscal 1998 included an income tax benefit of $3,364,232 compared to income tax expense of $775,288 in fiscal 1997. The income tax benefit was attributable to a reduction of the excess of basis for financial reporting purposes over basis for tax purposes of property constructed with the recoveries in the fire-related litigation and insurance settlements due to the current recognition of the gain on the receipt of the recoveries for tax purposes.

Fiscal 1997 Compared to Fiscal 1996

Revenues. During the fiscal years ended October 31, 1997 and 1996, the Company derived its pari-mutuel income by conducting live racing meets of 88 days during each fiscal year, and in the operation of its tele- tracks for off-track wagering. In each of those periods, the Company utilized temporary tent facilities and its new tele-track at the Fair Grounds Race Course when conducting live racing because the new grandstand and clubhouse had not been completed. During each such fiscal year, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line, the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana that were formerly operated by Jefferson Downs.

For the fiscal year ended October 31, 1996, the Company reported total in-state pari-mutuel wagering of $105,682,151 compared to $96,474,002 in fiscal 1996.

Comparative pari-mutuel wagering and attendance figures for the fiscal years ended October 31, 1997 and 1996 are as follows:

                                                                     1997                            1996
                                                                ------------                     ------------
Pari-mutuel wagering:
   On-track handle                                              $ 20,200,754                     $ 20,180,889
   Off-track handle                                               85,481,397                       76,293,113
                                                                ------------                     ------------
   Total in-state wagering                                      $105,682,151                     $ 96,474,002
                                                                ============                     ============

                                                                     1997                1996
                                                                ------------         ------------
   Out-of-state simulcast

      handle                                                    $165,823,806         $116,590,172
                                                                ============         ============

Attendance:

   On-track                                                          109,982              110,162
   Off-track                                                         389,149              316,687
                                                                ------------         ------------
      Total Attendance                                               499,131              426,849
                                                                ============         ============

Although in previous fiscal years the Company had experienced declines in on-track handle due to the limited amenities afforded by the temporary facilities, the on-track handle for fiscal 1997 was slightly higher than that for fiscal 1996.

The $9,188,284, or 12%, increase in off-track handle was primarily the result of the continued success and growth of the Jefferson Parish tele- track facility opened in October 1995. Handle at the Jefferson Parish facility during fiscal 1997 increased 31.4% over the prior fiscal year.

The $49,233,634, or 42%, increase in out-of-state handle in fiscal 1997 was the result of continued efforts to telecast the Company's races to new out-of-state markets. During the fiscal 1997 race meet, there were 14 new markets telecasting the Company's races, including tracks in Ohio, Oklahoma, Florida, Michigan and New York, which accounted for approximately $27.7 million, or 56%, of the handle increase.

Net Income. For the fiscal year ended October 31, 1997, the Company reported net income of $9,773,214, compared to net income of $879,698 in fiscal 1996. The increase was primarily the result of litigation settlements and increases in mutuel income compared to fiscal 1996, partially offset by an increase in racing expenses over the prior fiscal year. These are described in more detail below.

Operating Revenues. As a result of the increase in total wagering, the Company's fiscal 1997 operating revenues increased by $3,483,759, or 13%, from fiscal 1996. This included increases of $1,887,524, or 10%, in pari-mutuel commissions, $73,651, or 22%, in uncashed mutuel tickets, $1,322,817, or 30%, in host track fees and $391,126, or 20%, in video poker revenue. The Jefferson Parish tele-track facility accounted for a significant portion of the increase in video poker revenues. The increase was partially offset by increased pari-mutual taxes of $222,074.

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

Video poker franchise fee relief revenue decreased $967,600, or 33.5%, compared to fiscal 1996. The revenue provided by the franchise fee relief legislation described elsewhere herein was available for only a few months during fiscal 1997, compared to the entire 12 months in fiscal 1996. No franchise fee relief was available to the Company after fiscal 1997 because the Company had repaid all indebtedness incurred to construct its new main grandstand and racing facility.

Extraordinary Items. During fiscal year 1997, the Company received settlement payments in connection with the fire-related litigation described herein in the aggregate amount of $14,321,469. These proceeds were net of related income tax expense of $5,298,944.

Income Taxes. In addition to the components of net income previously discussed, the net income for fiscal 1997 included income tax expense of $775,288 compared to an income tax expense of $294,896 in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents increased $2,384,974 during the fiscal year ended October 31, 1998, compared to a decrease of $1,072,178 during the fiscal year ended October 31, 1997. The increase in cash and cash equivalents in fiscal 1998 was the result of cash provided by operations of $1,895,735, and cash provided by investing activities of $5,761,248, partially offset by cash used for financing activities of $5,272,009. Cash used in financing activities related primarily to the repayment of construction loans. The cash provided by investing activities was primarily the receipt of $9.9 million of proceeds from fire-related litigation settlement, partially offset by construction expenditures for the Company's new racing facility.

In December 1997, the Company entered into a settlement with ADT and its excess coverage insurers, pursuant to which the Company was paid $37 million, which was deposited in escrow, and agreed to indemnify ADT and its insurers against the judgment creditor claims of the intervening insurers. In December 1997, the Company received $7.7 million of such funds net of litigation expenses. The balance of the settlement funds were placed in escrow pending resolution of subrogation claims. The Company received an additional $2.2 million, net of litigation expenses, in July 1998 pursuant to the settlement described below. The claims of the Company and the Company's primary property insurer to the remaining escrow funds are the subject of a civil action now on appeal to the Louisiana Supreme Court.

In connection with the receipt of the settlement proceeds described herein, the Company recognized an extraordinary gain for the fiscal year ended October 31, 1998 of approximately $6.27 million, which is net of income taxes of approximately $3.68 million. As a result of this and other settlements received, the Company has a total net deferred tax liability of approximately $7.08 million. Approximately $3.0 million of this tax liability was due for the tax year ended October 31, 1998 and has been paid. The remaining deferred tax liability is to be paid over approximately 39 years in accordance with Internal Revenue Service regulations. The Company intends to fund these future tax obligations through operations.

In April 1, 1998, in connection with the ongoing fire-related litigation, the court entered judgment in favor of the Company and against Travelers, awarding the Company an additional $2,410,905 in business interruption insurance, legal interest on the sum from May 13, 1994 until paid, statutory penalties in the amount of $222,128 and attorney's fees in an amount to be set by the court. In August 1998, the Court denied all post trial motions and certified the judgment as being immediately appealable. Under the Mary Carter agreement referred to above, the liability insurers of the agent and broker are entitled to share in this award. The Company estimates that its portion of the award, when paid, will be approximately $1.5 million to $2 million, depending upon the amount of interest accrued and attorney's fees awarded. This award has been appealed. As of October 31, 1998, the Company had received cumulatively, since the December 1993 fire, approximately $44 million of insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers or in litigation settlements.

The Company's new main grandstand and racing facility was substantially completed in November 1997 and was opened for the start of the Company's 1997-98 live racing meet. The total cost of constructing the facility, excluding the tele-track facility at the Fair Grounds Race Course that was completed in late 1994, through October 31, 1998 was approximately $31 million. Of such amount, approximately $2.5 million was spent during the fiscal year ended October 31, 1998.

All of the Company's indebtedness to First National Bank of Commerce (now "Bank One") ("FNBC"), which was incurred in connection with the construction of the new facility, has been repaid and the Company has no significant indebtedness remaining relating to construction of those facilities. As a result, video poker franchise fee relief, which was made available to the Company by legislation enacted in 1994, has not been available to the Company since fiscal 1997. During the 1994-1997 fiscal years, the Company received approximately $5.5 million in the aggregate in franchise fee relief.

On April 14, 1998, the Company entered into a working capital line of credit agreement with FNBC. The line of credit is for $2.5 million with interest at 8% on amounts outstanding. In addition to monthly interest payments on outstanding balances, any amounts outstanding plus unpaid accrued interest are due on April 14, 1999.

There were no amounts drawn down or outstanding on this line of credit during the fiscal year ended October 31, 1998. The line of credit is secured by a commercial guarantee by Finish Line Management Corporation and a collateral mortgage note dated November 30, 1995 with all related amendments.

In January 1999, the Company received a $1 million advance from its video poker operator which it will repay in six equal installments beginning in February 1999.

The Company believes that the combination of existing cash, cash from future operations, any additional amounts received in the fire-related litigation, funds available under its working capital line of credit, and the Company's increased capacity to incur short-term and long-term indebtedness, if necessary, will be sufficient to fund the Company's cash requirements for the foreseeable future.

Year 2000 Compliance

A significant part of the Company's operations are dependent on computer systems and applications. These systems are either owned by the Company or are provided under contract by third party technology or other service providers. If these systems are not year 2000 compliant, the Company could experience system failures or miscalculations leading to disruption of business operations.

In fiscal 1998 the Company began, and is now continuing, its assessment of its data processing functions to determine if they are year 2000 compliant. The Company has recently formed a task force to assist in its assessment of year 2000 readiness. Based in part on that assessment, in fiscal 1998 the Company purchased and installed an updated version of its accounting software that its vendor states is year 2000 compliant and is now in the process of testing that compliance.

The Company has also made, and is continuing to make, inquiries to third party providers as to their compliance and is in the process of obtaining written assurances from certain vendors, as well as other race tracks with which the Company interfaces, as to their year 2000 readiness. The Company's plant and equipment, as well as the providers of services to the plant and equipment, are also being reviewed to determine whether they are year 2000 ready. The services of certain of those providers, including electrical and telephone services, are essential to the Company's ability to operate. The Company's most significant third party technology services provider is Autotote, which performs the totalisator functions for the Company. The Company's contract with Autotote provides that the services are to be year 2000 compliant. Autotote has contracted with a third party consultant to attain such compliance. If Autotote does not become compliant, the Company's operations could be adversely affected until another provider of the totalisator function can be found. The video services provided by another third party provider are also important to the Company's operations. These services include the production of the telecast signal at the Fair Grounds Race Course and distribution to the Company's tele-tracks and to other wagering facilities within and outside Louisiana. The Company is working with such provider to ensure that the software applications that provide the graphical enhancements and other distinguishing features to the telecast signals are year 2000 compliant. The video poker devices at the

Company's facilities are provided by another third party provider. The Company is working with that provider to ensure that such equipment is year 2000 compliant.

To date, the Company has incurred costs of approximately $30,000, including the cost and time of Company employees, to address year 2000 issues. Although the Company has not completed its assessment of its facility, data processing and other equipment and, accordingly, has not determined the total costs associated with its efforts to prepare for year 2000, the Company currently believes that the costs of addressing its year 2000 transition will not have a material adverse effect on the Company's financial condition or business operations. The Company has not yet completed a contingency plan addressing failure to be year 2000 ready.

Impact of Inflation

To date, inflation has not had a material effect in the Company's operations.

Forward-Looking Statements

The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding the source of funds for payment of its deferred tax liability, the recovery of additional funds in the fire-related litigation, the adequacy of its cash, cash equivalents and borrowings available under its new working capital line of credit to fund future operations, and the Company's increased capacity to incur short-term and long-term indebtedness. Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to, the following: changing economic, market and business conditions, the ability of the Company to compete effectively for top horses and trainers necessary to field high-quality horse racing; the ability of the Company to grow its share of the interstate simulcast market; a substantial change in allocation of live racing days; the impact of competition from alternative gaming (including riverboat casinos and lotteries) and other sports and entertainment options in those markets in which the Company operates; and the Company's success in attracting new patrons and generating additional revenue for purses.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company utilizes an overnight sweep arrangement pursuant to which available funds are invested in daily repurchase agreements which are collateralized by U.S. government or agency securities. The Company also has deposits in U.S. Treasury money market funds which are short-term in nature and guaranteed by the U.S. government. Because of the short-term duration of the financial instruments held by the Company, management does not believe that its financial instruments are materially sensitive to changes in interest rates.

ITEM 8.      FINANCIAL STATEMENTS

The following financial statements of the Company, including the notes thereto, and the Report of Independent Certified Public Accountants are included herewith:

Report of Independent Certified Public Accountants

Balance Sheets, October 31, 1998 and 1997

Statements of Operations for the Three Years Ended October 31, 1998

Statements of Changes in Stockholders' Equity for the Three Years Ended October 31, 1998

Statements of Cash Flows for the Three Years Ended October 31, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors
  and Stockholders of the
  Fair Grounds Corporation


We have audited the accompanying balance sheets of the Fair Grounds Corporation as of October 31, 1998 and 1997, and the related statements of operations, of changes in stockholders' equity, and of cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.



Rebowe & Company

Metairie, Louisiana
January 8, 1999

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS
                                   October 31


ASSETS                                     1998               1997
                                       ------------       ------------
  CURRENT ASSETS
   Cash and cash equivalents           $  7,577,730       $  5,192,756
   Cash and cash equivalents -
     restricted                             118,218          2,643,702
   Accounts receivable                    1,078,638          1,348,530
   Mutuel settlements                       139,964             38,892
   Investment securities -
   available for sale                            --            592,878
   Inventory                                118,357             95,303
   Deferred income taxes                     59,940                 --
   Prepaid expenses                         437,322            353,167
                                       ------------       ------------

        Total Current Assets              9,530,169         10,265,228
                                       ------------       ------------

  OTHER ASSETS                              283,411            125,516
                                       ------------       ------------

  PROPERTY, PLANT AND EQUIPMENT
   Buildings and improvements            43,870,295         40,587,514
   Land improvements                      4,348,135          4,340,935
   Automotive equipment                     931,424            849,201
   Machinery and equipment                2,432,433          2,365,837
   Furniture and fixtures                   366,575            326,898
                                       ------------       ------------

        Total                            51,948,862         48,470,385

   Less: accumulated depreciation
         and amortization               (15,904,346)       (14,057,590)
                                       ------------       ------------

   Depreciable property - net            36,044,516         34,412,795
   Land                                   3,286,281          3,286,281
                                       ------------       ------------

        Property, plant and
           equipment - net               39,330,797         37,699,076
                                       ------------       ------------

        TOTAL ASSETS                   $ 49,144,377       $ 48,089,820
                                       ============       ============

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)
                                   October 31

LIABILITIES AND STOCKHOLDERS' EQUITY          1998               1997
                                          ------------       ------------
  CURRENT LIABILITIES
   Notes payable                          $     46,894       $  5,318,903
   Accounts payable                          1,493,409          1,097,655
   Construction contract payable                58,732          1,156,726
   Accrued liabilities:
     Deferred purses                         7,930,825          7,425,179
     Host track fees                           374,251            416,516
     Uncashed mutuel tickets                   446,786            364,246
     Other                                     369,135            524,850
   Deferred revenues                           275,701            140,840
   Income taxes payable                        450,185            121,000
                                          ------------       ------------

        Total Current Liabilities           11,445,918         16,565,915
                                          ------------       ------------

  DEFERRED INCOME TAXES                      7,043,865          9,846,104
                                          ------------       ------------

        Total Liabilities                   18,489,783         26,412,019
                                          ------------       ------------

  COMMITMENTS AND CONTINGENCIES                     --                 --
                                          ------------       ------------

  STOCKHOLDERS' EQUITY
   Capital stock - no par value;
     authorized 600,000 shares,
     469,940 shares issued and
     468,580 shares outstanding              1,525,092          1,525,092
   Additional paid-in capital                1,936,702          1,936,702
   Retained earnings                        27,228,325         18,254,654
   Unrealized loss on investment
     securities-available for sale                  --             (3,122)
                                          ------------       ------------

        Total                               30,690,119         21,713,326

   Less: treasury stock at cost,
             1,360 shares at 1998
             and 1997                          (35,525)           (35,525)
                                          ------------       ------------

        Total Stockholders' Equity          30,654,594         21,677,801
                                          ------------       ------------

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY            $ 49,144,377       $ 48,089,820
                                          ============       ============


See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF OPERATIONS
                         For the Years Ended October 31

                                      1998               1997               1996
                                  ------------       ------------       ------------
  REVENUES
   Pari-mutuel commissions        $ 23,751,342       $ 20,832,282       $ 18,944,758
   Breakage                            518,822            481,554            439,204
   Uncashed mutuel tickets             476,740            404,405            330,754
                                  ------------       ------------       ------------

        Total                       24,746,904         21,718,241         19,714,716

   Less: pari-mutuel tax            (3,164,575)        (2,792,092)        (2,570,018)
                                  ------------       ------------       ------------

   Commission income                21,582,329         18,926,149         17,144,698
   Host track fees                   7,100,025          5,733,544          4,410,727
                                  ------------       ------------       ------------

        Total Mutuel Income         28,682,354         24,659,693         21,555,425

   Concessions                       2,194,788          1,485,227          1,467,187
   Admissions (net of taxes)           753,069            296,870            351,569
   Parking                              45,090             20,581             14,967
   Video poker                       2,899,761          2,346,677          1,955,551
   Programs and forms                1,598,562          1,491,628          1,474,947
   Miscellaneous                       611,467            679,583            676,854
                                  ------------       ------------       ------------

        Total Operating
          Revenues                  36,785,091         30,980,259         27,496,500
                                  ------------       ------------       ------------

  RACING EXPENSES
   Purses                           13,339,805         11,041,607          9,558,545
   Salaries and related
     taxes and benefits              7,058,677          5,702,370          5,092,149
   Contracts and services            2,197,555          2,333,814          2,069,396
   Depreciation                      1,847,867          1,589,041          1,810,257
   Host track fees                   2,785,281          2,482,926          2,178,478
   Program paper, forms and
     other supplies                  1,774,943          1,587,615          1,545,963
   Utilities                         1,204,332            674,071            711,022
   Advertising and promotion         1,152,101            917,817            781,935
   Cost of sales -
     concessions                       716,918            593,774            541,691
   Repairs and maintenance             733,474            383,343            300,332
   Rent                                326,973            304,138            303,006
   Miscellaneous                       704,012            488,113            497,736
                                  ------------       ------------       ------------

        Total Racing
          Expenses                $ 33,841,938       $ 28,098,629       $ 25,390,510
                                  ------------       ------------       ------------

(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF OPERATIONS (CONTINUED)
                         For the Years Ended October 31

                                     1998              1997              1996
                                  -----------       -----------       -----------
 GENERAL AND ADMINISTRATIVE
   EXPENSES
   Salaries and related
     taxes and benefits           $ 1,483,233       $   993,049       $ 1,225,683
   Insurance                          827,775           866,343           950,882
   Property taxes                     811,104           399,541           395,863
   Legal, audit and director
     fees                           1,051,024         1,129,814         1,203,501
   Contracts and services             179,880           197,603           159,521
   Office expenses                    408,938           350,090           303,398
   Miscellaneous                      307,663           166,098           180,485
                                  -----------       -----------       -----------

        Total General and
          Administrative
          Expenses                  5,069,617         4,102,538         4,419,333
                                  -----------       -----------       -----------

 LOSS FROM OPERATIONS              (2,126,464)       (1,220,908)       (2,313,343)
                                  -----------       -----------       -----------

 OTHER INCOME (EXPENSE)
   Jazz and Heritage Festi-
     val income - net               1,376,973         1,048,753         1,534,971
   Video poker franchise fee
     revenue                               --         1,921,362         2,888,962
   Interest expense                   (19,752)         (266,435)         (791,566)
   Interest income                    130,821            78,352            31,990
   Short-term loan closing
     costs                            (24,042)         (151,147)         (159,702)
   Gain on sale of
     property, plant and
     equipment                             --           115,602            20,362
   Gain (Loss) on sale of
     securities available
   for sale                              (725)              398           (37,080)
                                  -----------       -----------       -----------

        Total Other Income        $ 1,463,275       $ 2,746,885       $ 3,487,937
                                  -----------       -----------       -----------


(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF OPERATIONS (CONTINUED)
                         For the Years Ended October 31

                                  1998             1997            1996
                               -----------       ----------      ----------
INCOME (LOSS) BEFORE
   INCOME TAXES, AND
   EXTRAORDINARY ITEM          $  (663,189)      $1,525,977      $1,174,594

PROVISION (BENEFIT) FOR
   INCOME TAXES                 (3,364,232)         775,288         294,896
                               -----------       ----------      ----------

INCOME BEFORE
EXTRAORDINARY ITEM               2,701,043          750,689         879,698

EXTRAORDINARY ITEM -
INSURANCE PROCEEDS AS A
RESULT OF DECEMBER 1993
FIRE (net of $3,683,924
and $5,298,944 of related
income taxes in
1998 and 1997,
respectively)                    6,272,628        9,022,525              --
                               -----------       ----------      ----------

NET INCOME                     $ 8,973,671       $9,773,214      $  879,698
                               ===========       ==========      ==========


(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF OPERATIONS (CONTINUED)
                         For the Years Ended October 31



                                 1998        1997        1996
                                 ----        ----        ----
PER SHARE OF COMMON STOCK:

   INCOME BEFORE
     EXTRAORDINARY ITEM         $ 5.74      $ 1.60      $1.87

   EXTRAORDINARY ITEM,
     NET OF INCOME TAXES         13.35       19.20         --
                                ------      ------      -----

   NET INCOME                   $19.09      $20.80      $1.87
                                ======      ======      =====


See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         For the Years Ended October 31

                                                                                     Unrealized
                                                                                      Loss On
                                                   Additional                        Securities                        Total
                                    Capital         Paid-In           Retained       Available      Treasury        Stockholders'
                                     Stock          Capital           Earnings        For Sale        Stock            Equity
                                     -----          -------           --------        --------        -----            ------
Balance, October 31, 1995         $1,525,092      $ 1,942,350       $ 7,601,742      $(54,884)      $(45,973)      $ 10,968,327

   Net Income                             --               --           879,698            --             --            879,698

   Change in unrealized loss
   on securities available
   for sale                               --               --                --        37,759             --             37,759

   Loss on sale of treasury
   stock                                  --           (5,648)               --            --             --             (5,648)

   Treasury stock sold
   (400) shares                           --               --                --            --         10,448             10,448
                                  ----------      -----------       -----------      --------       --------       ------------

Balance, October 31, 1996          1,525,092        1,936,702         8,481,440       (17,125)       (35,525)        11,890,584

   Net Income                             --               --         9,773,214            --             --          9,773,214

   Change in unrealized loss
   on securities available
   for sale                               --               --                --        14,003             --             14,003
                                  ----------      -----------       -----------      --------       --------       ------------

Balance, October 31, 1997          1,525,092        1,936,702        18,254,654        (3,122)       (35,525)        21,677,801

   Net Income                             --               --         8,973,671            --             --          8,973,671

   Change in unrealized loss
   on securities available
   for sale                               --               --                --         3,122             --              3,122
                                  ----------      -----------       -----------      --------       --------       ------------

Balance, October 31, 1998         $1,525,092      $ 1,936,702       $27,228,325      $     --       $(35,525)      $ 30,654,594
                                  ==========      ===========       ===========      ========       ========       ============


See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
                         For the Years Ended October 31

                                           1998               1997              1996
                                        -----------       ------------       -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES

    Net income                          $ 8,973,671       $  9,773,214       $   879,698

    Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
        Depreciation                      1,847,867          1,589,041         1,810,257
        Gain on sale
          of property                            --           (115,602)          (20,363)
        Provision (benefit) for
       deferred income taxes             (3,318,085)         5,836,263           244,896
        Loss (Gain) on sale of
         investment securities                 (725)              (398)           37,080
        Gain from fire                   (9,900,000)       (14,321,469)               --
        Change in assets and
          liabilities:
          (Increase) decrease in:
           Accounts receivable and
            mutuel settlements              168,820           (438,071)           91,868
            Inventory                       (23,054)           (11,055)           (3,683)
            Prepaid expenses                (84,155)            72,816           131,050
            Cash and cash
              equivalents -
             restricted                   2,525,484         (2,509,773)           20,980
          Increase (decrease) in:
            Accounts payable and
              accrued liabilities           736,220            524,312            (5,541)
            Deferred purses                 505,646            732,124         1,026,843
            Deferred revenues               134,861            134,840           (44,149)
            Income taxes payable            329,185             71,000            50,000
                                        -----------       ------------       -----------

              Total Adjustments          (7,077,936)        (7,279,246)        3,339,238
                                        -----------       ------------       -----------

          Net cash provided by
            operating activities          1,895,735          1,337,242         4,218,936
                                        -----------       ------------       -----------


(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                         For the Years Ended October 31

                                          1998               1997               1996
                                          ----               ----               ----
CASH FLOWS FROM INVESTING
  ACTIVITIES
      Capital expenditures             (3,478,477)       (12,965,686)        (5,650,671)
      Construction contract
        payable                        (1,097,994)         1,156,726                 --
      Purchase of securities
        available for sale               (750,000)          (500,000)                --
      Proceeds from sale of
        securities available
        for sale                        1,346,725            108,852            270,454
      Deposits and other assets          (157,895)           (23,832)           (30,420)
      Proceeds from sale of
        property                           (1,111)           126,371             91,964
      Proceeds from fire
        litigation settlements          9,900,000         14,321,469                 --
                                      -----------       ------------       ------------


          Net cash provided by
            (used for) investing
            activities                  5,761,248          2,223,900         (5,318,673)
                                      -----------       ------------       ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES
    Proceeds from short-term
      borrowings                        2,272,253         17,083,985         10,307,260
    Principal repayments
      of short-term borrowings         (7,544,262)       (21,717,305)        (4,061,179)
                                      -----------       ------------       ------------

        Net cash provided by
          (used for) financing
          activities                   (5,272,009)        (4,633,320)         6,246,081
                                      -----------       ------------       ------------


NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS             2,384,974         (1,072,178)         5,146,344

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                  5,192,756          6,264,934          1,118,590
                                      -----------       ------------       ------------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                      $ 7,577,730       $  5,192,756       $  6,264,934
                                      ===========       ============       ============


See accompanying notes to financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996


The Company conducts a live fall/spring race meet for thoroughbred horses and participates in inter-track wagering as a host track and as a receiving track. In addition, the Company currently operates five off-track betting facilities located in Southeast Louisiana, as well as a tele-track facility located at the Fair Grounds Race Course. Most of the Company's revenues and receivables are dependent on patrons of horse racing and other horse racing facilities and tele-tracks. This results in a concentration of risk and could be affected by laws or economic conditions that affect the gaming industry.

Uninsured Cash Deposits

As of October 31, 1998 and 1997, the Company had deposits in various financial institutions in the aggregate of $8,124,477 and $8,740,475, respectively. In fiscal year 1998, $7,097,978 was invested in U.S. Government Securities which are guaranteed by the Federal Government, but are not FDIC insured. The remaining deposits exceeded insured limits as of October 31, 1998 and 1997 by $787,598 and $3,339,415, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Cash and Cash Equivalents - Restricted

As of October 31, 1998, restricted assets totalled $118,218 relating to the worker's compensation program. As of October 31, 1997, restricted assets totalled $2,643,702, which included a certificate of deposit of $114,581 pledged as a security deposit for the Company's worker's compensation program, an escrow account of $674,360, and a money market account of $1,847,858 held by Bank One and were restricted for construction payments.

Inventory

Inventory consists primarily of food and beverage items and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is provided by the straight-line method. The estimated useful lives of the buildings range from 20 to 40 years. Lives of other depreciable assets range from approximately 3 to 20 years. For financial reporting purposes, leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset.

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

Investment Securities - Available for Sale

The Company classifies its investment securities as held to maturity or available for sale based upon its ability and intent to hold such securities. The Company has classified its securities as available for sale and reports them at fair value with the unrealized gain or loss shown as a separate component of stockholders' equity. The Company records realized gains and losses on investment securities as they are sold, using the specific identification method.

Fair Value Disclosures

Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosure about Fair Value of Financial Instruments," is a part of a continuing process by the FASB to improve information on financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement:

      Cash and Cash Equivalents -- The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

      Notes Payable -- The carrying amount of the Company's borrowings under its line of credit agreements and other long-term debt approximates fair value, based upon current interest rates.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncashed Mutuel Tickets

Holders of uncashed winning pari-mutuel tickets have until 90 days after the end of a given race meet to cash their winning tickets. Tickets that expire become revenues of the Company, up to a maximum of $250,000 per live or simulcasted race meet. Uncashed pari-mutuel tickets exceeding $250,000 per live or simulcasted race meet are remitted to the State of Louisiana.

Income Taxes

The Company records income taxes in accordance with SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. The most significant deferred tax items of the Company relates to the deferred tax gain as a result of the December 1993 fire as further discussed in Note 6.

Deferred Purses

Deferred purses include those amounts required by Louisiana law to be withheld from commissions, video poker revenues, or out-of-state host fees earned by a racing licensee and paid as purse supplements during the licensee's succeeding live racing meet.

Net Income Per Share

Net income per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Per share amounts were determined using 468,580 common shares outstanding for fiscal 1998, 1997 and 1996.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

NOTE 2 - STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

Cash was paid during the following fiscal years for:

                           1998          1997          1996
                       ----------      --------      --------
         Interest      $   50,594      $454,457      $802,797
                       ==========      ========      ========
         Taxes         $3,154,626      $166,969      $     --
                       ==========      ========      ========

The 1997 cash paid for interest includes capitalized interest of $214,103.

There were no noncash investing or financing activities for fiscal years ended October 31, 1998, 1997, and 1996.

NOTE 3 - INVESTMENT SECURITIES AVAILABLE FOR SALE

At October 31, 1997, investment securities were classified as available for sale and consisted of the following:

                            1997             1997             Gross
                         Amortized          Market          Unrealized
                           Cost             Value             Loss
                         ---------        ---------        -----------
Preferred and
   common stocks         $  96,000        $  92,878        $    (3,122)
                         =========        =========        ===========

Corporate debt
   securities            $ 500,000        $ 500,000        $        --
                         =========        =========        ===========


There was no investment securities classified as available for sale at October 31, 1998.

During the fiscal years ended October 31, 1998 and 1997, proceeds from sales of investment securities available for sale were $1,346,725 and $108,852 respectively, and gross realized gains (losses) from such sales were $(725), and $398, respectively.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996


NOTE 4 - NOTES PAYABLE - CURRENT

                                                            October 31
                                                   -------------------------
                                                      1998             1997
                                                   ----------       ---------
First National Bank of Commerce
("FNBC"); interest at 9% secured
by a second mortgage note on
certain property, and 342,584
common shares of the Company
owned in the aggregate by
Jefferson Downs Corporation,
due October 31, 1998.                             $       --      $ 5,221,725

INAC Corp.; Installment note
insurance premium financing;
interest at 6.79%, final installment
due February 1999.                                     46,894             --

INAC Corp; Installment note
insurance premium financing;
interest at 6.69%, final installment
due February 1998.                                        --           97,178
                                                  -----------     -----------
                                                  $    46,894     $ 5,318,903
                                                  ===========     ===========


NOTE 5 - INCOME TAXES

The components of the income tax provision (benefit) are as follows:

                                                    October 31
                                 -----------------------------------------------
                                     1998               1997             1996
                                 -----------         ----------        ---------
Current:
   Federal                       $ 3,197,655         $  121,000        $  50,000
   State                             486,269                 --               --
                                 -----------         ----------        ---------
      Total                        3,683,924            121,000           50,000

Deferred                          (3,364,232)         5,953,232         (244,896)
                                 -----------         ----------        ---------

      Total                      $   319,692         $6,074,232        $(294,896)
                                 ===========         ==========        =========

Approximately $3.2 million and $5.3 million of the deferred income tax provision is shown net of the extraordinary item - gain on fire on the Statement of Operations for the year ended October 31, 1998 and 1997.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996


NOTE 5 - INCOME TAXES (CONTINUED):

For the fiscal years ended October 31, 1998 and 1997, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below along with a summary of activity in the valuation allowance.

                                                     October 31
                                         --------------------------------
                                             1998                 1997
                                         -----------         ------------
Current deferred tax assets:

General liability insurance
   reserves                              $    59,940         $     59,940
Net operating loss carry forwards                 --                   --
                                         -----------         ------------
Total current deferred tax
   assets                                     59,940               59,940

Current deferred tax
   liabilities:

Deferred tax on gain from fire                    --             (264,846)
                                         -----------         ------------
Net current deferred tax
     assets (liabilities)                $    59,940         $   (204,906)
                                         ===========         ============

Non-current deferred tax assets:

Book accumulated depreciation
     in excess of tax                    $   518,169         $    218,034
                                         -----------         ------------
Total non-current deferred
     tax assets                              518,169              218,034

Non-current deferred tax
     liabilities:

Deferred tax on gain from fire            (7,562,034)         (10,064,138)
                                         -----------         ------------
Net non-current deferred
     tax liabilities                     $ 7,043,865         $ (9,846,104)
                                         ===========         ============

Valuation allowance,
     beginning of year                   $        --         $         --
Change during the year                            --                   --
                                         -----------         ------------
Valuation allowance,
     end of year                         $        --         $         --
                                         ===========         ============

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996


NOTE 5 - INCOME TAXES (CONTINUED)

A reconciliation of the provision (benefit) for taxes on income at the Company's federal statutory income tax rate to the tax provision (benefit) for financial reporting purposes for fiscal years ending October 31, 1998, 1997 and 1996 is as follows:

                                                  October 31
                              -------------------------------------------------
                                  1998                1997              1996
                              -----------         -----------         ---------
Expected tax provision
     (benefit)                $ 3,140,516         $ 5,388,132         $ 399,362
State income taxes                486,269             475,423            35,238
Change in valuation
     allowance                         --                  --          (119,253)
Additional realizable
     carryback credits                 --                  --                --
Additional realizable
     carryforward net
     operating losses                  --                  --                --
Utilization of net
     operating loss                    --             251,000                --
Additional tax basis
     attributable to
     gain                      (3,364,232)                 --                --
Other                              57,139             (40,323)          (20,451)
                              -----------         -----------         ---------
Actual tax provision          $   319,692         $ 6,074,232         $ 294,896
                              ===========         ===========         =========

As of October 31, 1996, the Company had a net operating loss carryforward of approximately $678,000 which was utilized in fiscal 1997.

As of October 31, 1998, the Company has recorded a non-current deferred tax liability totaling $7,043,865 as a result of the deferred gain on the fire for income tax purposes. The Company has reinvested all fire insurance and litigation proceeds into its new facilities within the allowable replacement period, therefore deferring the gain on the involuntary conversion. As a result, the Company has a difference between the book and tax bases of such facilities. This taxable difference will reverse with the scheduled depreciation of such assets over the next 39 years.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Fire Related Litigation

The Company has been a party to a number of legal proceedings which arose as a result of the December 1993 fire or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire-related proceedings:

Travelers Litigation

In May 1994, the Company filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers") and others. The Company contended that the insurance policy issued by Travelers provided the Company with blanket coverage in the amount of $24.2 million in excess of the $10 million of underlying coverage and, accordingly, that Travelers was liable for the difference between $24.2 million and the amount previously paid by Travelers (approximately $9.5 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contended that the insurance agent and the insurance broker who arranged for the insurance were liable to the Company for any damages sustained including any damages sustained because the amount of coverage was less than that claimed by the Company. Travelers' position was that its liability under such policy was limited to the amount which it had previously paid.

In November 1996, the Company reached a joint settlement with the insurance agent and broker pursuant to which the insurance agent and broker agreed paid a total of $10,000,000 to the Company. The settlement has been reported as an extraordinary item on the Company's Statement of Operations, net of related income taxes. The settlement agreement included a "Mary Carter" provision whereby the insurance agent and broker are entitled to share in any recovery that the Company may eventually obtain from Travelers in that litigation. The Company's action against Travelers was tried in September 1997, and in April 1998 the trial court entered judgment in favor of the Company and against Travelers, awarding the Company an additional $2,410,905 in business interruption insurance, legal interest on that sum from May 1994 until paid, statutory penalties in the amount of $222,128 and attorney's fees in an amount to be set by the Court. The court later fixed the amount of attorney's fees at $75,000. In August 1998, the trial court denied all post trial motions and certified the judgment as being immediately appealable. Appeals by both the Company and Travelers are now pending before the state court of appeals. Under the Mary Carter agreement referenced above, the liability insurers of the agent and broker are entitled to share in any recovery from Travelers.

ADT Litigation

In December 1994, the Company filed an action in the Civil District Court for the Parish of Orleans, State of Louisiana against ADT Security

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996


Systems Mid-South, Inc. ("ADT"), which provided and maintained the fire alarm system at the race track, and other defendants. The complaint sought damages, not otherwise compensated for by insurance, that were allegedly caused by the negligence of one or more of the defendants. The Company's three fire insurers and a third party's insurance company, which insured the operator of the video poker machines destroyed in the fire, intervened in the suit asserting subrogation claims against the same defendants.

In late 1996, the Company and three insurance companies entered into settlements with the manufacturer of a lighting ballast and an architect. After division of the settlement proceeds among the Company and the three insurance companies and the payment of various litigation expenses, the Company received approximately $268,000. In March 1997, a jury trial was held on the remaining claims and resulted in an award in favor of the Company and the subrogated insurance companies of approximately $49.8 million in the aggregate in damages against ADT, plus interest, of which approximately $31.8 million, plus interest, was awarded to the Company and the balance to the subrogated insurance companies, including approximately $4.25 million to the Company's primary property insurer. The judgment was appealed to the Court of Appeals of Louisiana, Fourth Circuit, by ADT, the Company and three of the subrogated insurance companies. In June 1997, the insurance company that insured the initial layer of ADT's liability tendered approximately $9.3 million in partial settlement of the action. After a dispute with the subrogated insurers over the division of these funds was resolved in August 1997, the Company received approximately $4 million of those proceeds after litigation expenses.

In December 1997, the Company entered into a settlement with ADT and ADT's excess coverage insurers pursuant to which the Company was paid $37 million and agreed to indemnify ADT and its insurers against the judgment creditor claims of the four subrogated insurers. In December 1997, the Company received $7.7 million of such funds net of litigation expenses, and the balance of the settlement funds was placed in escrow pending resolution of the subrogation claims. The receipt of such funds has been reported as an extraordinary item on the Company's Statement of Operations, net of related income taxes. In July 1998, the Company settled the subrogation claims of three of the four insurers, as well as an action filed in April 1997 in United States District Court for the Eastern District of Louisiana by those three insurers against the Company seeking a declaratory judgement that a contract had been entered into by the parties respecting the distribution of funds recovered in the ADT litigation. Under the terms of this settlement, the three insurers received a total of $12.97 million from the funds in escrow. At that time, the Company received an additional $2.2 million from the funds in escrow, net of litigation expenses, which has been reported as an extraordinary item on the Company's Statement of Operations, net of related income taxes. Approximately $6.3 million is held in escrow pending resolution of the claims between the Company and its primary property insurer, and such funds are not reflected as an asset on the Company's balance sheet as of October 31, 1998.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996



In September 1998, the Court of Appeals, among other things, reversed the trial court's award of $4.25 million to the Company's primary property insurer on its subrogation claim, concluding that the trial court had erred in making that award to the insurer when the Company had not been fully compensated for its property loss. This decision rendered moot the remainder of the appeals. The insurer appealed this decision to the Louisiana Supreme Court which recently denied the appeal. The funds remaining in escrow will be paid out when the case is concluded.

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

Both United National and the Company moved for summary judgment on the question of whether the exclusion relied on by United National to deny coverage for the various claims applied. In 1996, the United States District Court ruled that the policy exclusion relied upon by United National did not apply to the claim asserted by St. Paul and to claims made by various jockeys and valets that were previously paid by the Company. United National subsequently appealed this decision to the United States Court of Appeals for the Fifth Circuit which held that the claims were covered.

In May 1997, the St. Paul suit was settled pursuant to an agreement whereby ADT agreed to pay an undisclosed sum and United National, as the Company's insurer, agreed to pay $275,000. In February 1998, United National tendered $56,553 to the Company for claims which it acknowledged were covered under the policy. In November 1998, United National tendered an additional $11,818 to the Company for claims which it acknowledged were covered under the policy. In December 1998, the Company settled the balance of its claims against United National for an additional $140,000 which has been paid by United National.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996


Other Litigation

In 1996, a suit was filed in U.S. District Court in Baton Rouge by Livingston Downs Racing Association ("Livingston") naming the Company and other defendants in an antitrust/civil RICO suit. This suit is currently in the discovery stage, and the Company has filed a motion for summary judgment. Management of the Company believes the action is without merit. Livingston had previously filed a series of other legal actions against the Company which were resolved in the Company's favor. The amount in question in this action has not yet been determined but could be substantial.

A suit was also filed in state court in Louisiana in 1996 by Livingston against the Company and the State of Louisiana seeking a judgment that the State off-track betting law is unconstitutional. The trial court ruled in the plaintiff's favor. The Louisiana Supreme Court reversed the trial court decision, holding that the off-track betting statute is constitutional. Livingston's request for rehearing was subsequently denied.

In 1996 a suit was filed in state court in Louisiana by the Louisiana Horsemen's Benevolent and Protective Association ("HBPA") against the Company, the State of Louisiana, and all other pari-mutuel wagering facilities operating in Louisiana. The HBPA is seeking a larger portion of video poker proceeds. The Company believes it is currently in compliance with the guidelines established by the Louisiana State Police Gaming Division, which regulates compliance with Louisiana's video poker law.

In July 1997, Evelyn Allen and other present or former security or concessions employees of the Company filed an action in the United States District Court in New Orleans claiming that the plaintiffs were entitled, under the Fair Labor Standards Act, to overtime for hours worked over 40 in each work week from July 1994 to July 1997. Two of the plaintiffs also sought to recover damages for alleged retaliatory discharge. In December 1998, the Company and the plaintiffs reached a settlement agreement pursuant to which the Company will pay the plaintiffs $100,000 in full settlement of all claims for overtime pay. The retaliatory discharge claims were tried in December 1998. At the conclusion of evidence, the court dismissed those claims. The plaintiffs' claim for attorneys fees has not yet been resolved.

Except as described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996



NOTE 7 - RELATED PARTY TRANSACTIONS

In April 1996, Bryan G. Krantz purchased 339,604 shares of the Company's stock from a Trust which had previously acquired the shares from Marie G. Krantz. A promissory note was executed by Bryan G. Krantz in favor of the Trust for $9,984,358 with interest at 5.76% per year. The note is due in April 2005 and cannot be prepaid. The note is secured by a Stock Pledge Agreement in favor of the Trust executed by Bryan G. Krantz and Marie G. Krantz, in her capacity as Voting Trustee of a Voting Trust which at the time of such purchase, and throughout the period referred to herein, held such shares. In April 1998, Bryan
G. Krantz transferred said 339,604 shares of the Company's common stock to Finish Line Management Corporation ("Finish Line"), together with all of his interest in the Voting Trust and the voting trust certificate issued by Marie G. Krantz, as Voting Trustee, to Bryan G. Krantz representing a beneficial interest in 339,604 shares of the Company's common stock. Finish Line assumed Bryan G. Krantz's indebtedness to the Trust and agreed to be bound by the Stock Pledge Agreement. Bryan G. Krantz owns 100% of the capital stock of Finish Line, having acquired from Marie G. Krantz, as Voting Trustee, in March 1998 the 66.6% of the outstanding capital stock of Finish Line not theretofore owned by him. Accordingly, the transfer of the 339,604 shares of common stock from Bryan G. Krantz to Finish Line did not constitute a change in beneficial ownership of said 339,604 shares.

Marie G. Krantz, Chairman of the Board of Directors and Treasurer of the Company, has voting control, as Voting Trustee, over the 339,604 shares of common stock of the Company (72.27% of the outstanding common stock of the Company) owned by Finish Line.

In August 1992, the Company entered into a Management Agreement with Finish Line to operate five tele-track facilities previously operated by Jefferson Downs Corporation ("Jefferson Downs"), all of the capital stock of which is owned by Marie G. Krantz and Bryan G. Krantz, for a period of ten years, commencing November 1, 1992, with the option granted to Finish Line to extend the term of the Management Agreement for two additional five year periods. The Management Agreement provides that Finish Line is to have the exclusive responsibility for the direction, supervision, management and operation of such facilities, is to collect all monies from such operation and is to pay all expenses in connection therewith. The Company receives a monthly payment of 0.1% of the gross pari-mutuel handle at such facilities plus purse supplements, and Finish Line receives monthly compensation equal to the difference between the gross receipts collected at such facilities less all expenses (including the payment to the Company described herein) paid by Finish Line. In addition, Finish Line is to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company. During the fiscal years ended October 31, 1998, 1997 and 1996, the Company received $90,668, $82,655, and
$88,835, respectively, from Finish Line in accordance with the Management Agreement. Accounts receivable (payable) from (to) Finish

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996


Line were $753,984 and $(124,324) at October 31, 1998 and 1997, respectively.

The following table reflects the host track fees and purse supplement receipts from Finish Line for the fiscal years ended October 31, 1998, 1997, and 1996.

                                         Received by the Company
                                          and Paid by Finish Line
                                       for the Years Ended October 31
                              ----------------------------------------------
                                 1998              1997              1996
                              ----------        ----------        ----------

      Host track fees         $  297,035        $  325,680        $  363,275
                              ==========        ==========        ==========
      Purse supplement
       receipts               $4,788,281        $4,822,405        $4,337,179
                              ==========        ==========        ==========

Marie G. Krantz and Bryan G. Krantz each own 50% of the capital stock of Continental Advertising, Inc. ("Continental"). During the fiscal years ended October 31, 1998, 1997 and 1996, the Company made payments to Continental of $502,000, $333,000, and $341,000, respectively, to reimburse Continental for advertising expenses paid by it. As of October 31, 1998 and 1997, the Company was due amounts included in accounts receivable of $6,614 and $41,869 from Continental, respectively.

In February 1992, the Company, Jefferson Downs and Finish Line entered into an agreement with Video Services, Inc. ("VSI"), whereby VSI was granted the exclusive right and license by the Company to install, maintain and operate video draw poker devices at the Fair Grounds Race Course, Jefferson Downs Race Course and at the tele-tracks then operated by the Company, Jefferson Downs and Finish Line. Such agreement was for an initial term of five years, with an option by VSI to extend the term for an additional five years, which option was exercised. The agreement provides that the Company is to receive a percentage of the revenues from the operation of the devices installed at the Company's facilities (not including the facilities operated for the Company by Finish
Line). Such percentage is calculated on the basis of the average amount collected daily from each device during each month, after the payment of prizes, taxes and fees. One-half of the net revenues from such devices, after deduction of certain amounts, are required by state statute to be paid as purse supplements during the live racing meet. In addition, this agreement entitles the Company and Finish Line to share in a $270,000 annual promotional fee paid by VSI. In each of fiscal years 1998, 1997 and 1995, upon agreement of the Company and Finish Line, the Company received the total promotional fee of $270,000. Of this amount, $135,000 was set aside each year as purse supplements to be paid during the upcoming racing season.

The video poker draw devices which have been installed and are to be installed by VSI remain the property of VSI. As of October 31, 1998, 1997 and 1996, there were a total of 315, 297, and 234 devices, respectively, in operation at all of the Company's facilities. In addition, there were a total of 414, 428, and 419 devices in operation

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996


at the Finish Line facilities as of October 31, 1998, 1997 and 1996, respectively.

Gross video poker revenues and related purse supplements for the years ended October 31, 1998, 1997, and 1996 are as follows:

                                     1998              1997              1996
                                 ----------        ----------        ----------
Gross video poker revenue        $2,899,761        $2,346,677        $1,955,551
                                 ==========        ==========        ==========

Purse supplements                $1,197,433        $  981,097        $  821,973
                                 ==========        ==========        ==========

NOTE 8 - LEASES

The Company has various operating leases for the use of buildings and parking facilities to operate off-track betting facilities in Louisiana. The location, lease terms, and monthly payments are as follows:

==============================================================================
                                                                 Monthly
       Location                     Lease Term                   Payment
------------------------------------------------------------------------------
 St. Bernard Parish,           January 1, 1995 to
 Louisiana                     January 31, 1999                  $ 6,000
------------------------------------------------------------------------------
 LaPlace, Louisiana            February 1, 1998 to
                               January 31, 1999                  $ 4,420
                               February 1, 1999 to
                               January 31, 2000                  $ 4,553

------------------------------------------------------------------------------
 Bourbon Street -              March 15, 1991 to
 New Orleans,                  March 14, 1999                    $10,000
 Louisiana                     March 15, 1999 to
                               March 14, 2004                    $13,125

------------------------------------------------------------------------------
 Thibodaux, Louisiana          October 1, 1998 to
                               September 30, 1999                $ 2,300
------------------------------------------------------------------------------
 Metairie, Louisiana           February 1, 1998 to
                               January 31, 1999                  $ 9,000
                               February 1, 1999 to
                               January 31, 2000                  $ 9,500

==============================================================================

The tele-tracks formerly licensed to Jefferson Downs and now licensed to the Company are also leased; however, as described herein, Finish Line has agreed to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996


Future obligations over the primary lease terms, not including renewal periods, of the Company's long-term leases as of October 31, 1998 are as follows:

                          Year Ending
                          October 31
                          -----------
                            1999                         353,475
                            2000                         285,159
                            2001                         186,000
                            Thereafter                $  374,063
                                                      ----------
                            Total                     $1,198,697
                                                      ==========

The Company was a party to an agreement with Autotote Limited whereby Autotote Limited was to provide wagering services for the Company until November 1997, including all computer and other related services to carry out the totalisator function for the Company. The Company agreed to pay Autotote Limited 0.0045% of the total on-track pari-mutuel handle of the Company, plus fixed equipment rental fees for its off-track betting facilities. The Company entered into an new agreement with Autotote Limited on November 21, 1997 until November 20, 2002 with the same terms as the old contract and pay Autotote Limited 0.0039% of the total on-track pari-mutuel handle, plus fixed equipment rental fees for certain equipment provided by Autotote. The minimum to be paid to Autotote Limited for each year of the agreement was $200,000. No estimates of future obligations under this agreement have been included in the above table. For the fiscal years ended October 31, 1998, 1997, and 1996, the Company incurred $200,000 in minimum rental fees and $647,187, $600,724 and $575,390, respectively, in equipment and contingent rental fees in connection with its agreement with Autotote Limited. Such rental fees were recorded as racing expenses - contracts and services.

NOTE 9 - STOCK OPTIONS

The Company has a stock option plan whereby all incentive stock options granted under the Plan are intended to qualify as incentive stock options under Section 422(b) of the Internal Revenue Code. Under the Plan, the option price per share must be at least equal to 100% of the fair market value per share of the common shares of the Company on the date of the grant. An aggregate of 20,000 common shares has been reserved for issue and may be granted up to February 28, 2001. No options were granted or exercised during fiscal years ended October 31, 1998, 1997 and 1996. No options were outstanding at October 31, 1998.

NOTE 10 - DEFINED CONTRIBUTION PLAN

The Company's 401(k) Plan is a defined contribution plan covering all full-time employees that have at least one year of service and are age twenty-one or older.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996



Plan participants may contribute to the Plan, and the Company may make matching contributions subject to the provisions of the Employees Retirement Income Security Act.

The Company did not make any matching contributions to the Plan during the years ended October 31, 1998, 1997, and 1996.


NOTE 11 - SUBSEQUENT EVENTS

In January 1999, the Company received an advance from Video Services, Inc. in the amount of $1,000,000 to be repaid in six equal installments beginning in February, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors of the Company contained in the section entitled "Election of Directors" of the definitive Information Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission on or about February 26, 1999 is incorporated herein by reference in response to this item.


ITEM 11.       EXECUTIVE COMPENSATION

The information contained in the sections entitled "Executive Compensation" and "Board Committees and Compensation" of the definitive Information Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission on or about February 26, 1999 is incorporated herein by reference in response to this item.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information contained in the section entitled "Security Ownership" of the definitive Information Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission on or about February 26, 1999 is incorporated herein by reference in response to this item.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the section entitled "Election of Directors" and "Executive Compensation" of the definitive Information Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission on or about February 26, 1999 is incorporated herein by reference in response to this item.

                                     PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

(a)(1)         The following audited financial statements are included in Part
               II, Item 8:

Financial Statements                                                      Page
--------------------                                                      ----

               Report of Independent Certified Public
               Accountants                                                 29

               Balance Sheets, October 31, 1998 and 1997                   30

               Statements of Operations for the Three Years
               Ended October 31, 1998                                      32

               Statements of Changes in Stockholder's
               Equity for the Three Years Ended
               October 31, 1998                                            36

               Statements of Cash Flows for the Three
               Years Ended October 31, 1998                                37

               Notes to Financial Statements                               40

(b)            Report on Form 8-K:  None

(c) Exhibits: The following exhibits are filed as part of this report. Those exhibits which have been previously filed and incorporated herein by reference are identified by reference to the previous filing.

3.1                                                                         *
                  Articles of Incorporation of Fair Grounds
                  Corporation, as amended (incorporated herein by reference to Exhibit (3)(a) to the Form 10-K of the Company for the fiscal year ended October 31, 1991, filed on January 29, 1992).

3.2                                                                         *
                  Amended and Restated By-Laws of Fair Grounds
                  Corporation (incorporated herein by reference to Exhibit (3)(b) to the Form 10- K of the Company for the fiscal year ended October 31, 1990).

9                                                                           *
                  Voting Trust Agreement dated as of August 31, 1993,
                  by and among Bryan G. Krantz and Richard Katcher,
                  Trustee, as grantors, and Marie G. Krantz as Voting
                  Trustee (incorporated herein by reference to

                  exhibit 2 to Amendment No. 3 to Schedule 13D filed by such persons on October 13, 1993).

10.1                                                                           *
                  Net Commercial Lease Agreement dated November 10,
                  1988, between Pelican Homestead and Savings
                  Association and Fair Grounds Corporation
                  (incorporated herein by reference to Exhibit (10)(e) to the Form 10-K of the Company for the fiscal year ended October 31, 1989).

10.2                                                                           *
                  Lease of Commercial Property dated February 1, 1989, between Mereaux and Nunez, Inc. and Fair Grounds
                  Corporation (incorporated herein by reference to Exhibit (10)(f) to the Form 10-K of the Company for the fiscal year ended October 31, 1989).

10.3                                                                           *
                  Lease Agreement dated March 8, 1989, between Richard
                  F. Keyworth and Fair Grounds Corporation
                  (incorporated herein by reference to Exhibit (10)(g) to the Form 10-K of the Company for the fiscal year ended October 31, 1989).

10.4                                                                           *
                  Fair Grounds Corporation Stock Option Plan
                  (incorporated herein by reference to Appendix A to the definitive Information Statement of the Company dated February 26, 1991).

10.5                                                                           *
                  Commercial Lease Agreement dated April 1, 1991 between Blake's Superette, Inc. and Fair Grounds
                  Corporation (incorporated herein by reference to Exhibit (10)(m) to the Form 10-K of the Company for the fiscal year ended October 31, 1991, filed on January 29, 1992).

10.6                                                                           *
                  Lease Agreement dated November 21, 1991 between
                  Jefferson Downs Corporation and Fair Grounds
                  Corporation (incorporated herein by reference to Exhibit (10)(n) to the Form 10-K of the Company for the fiscal year ended October 31, 1991, filed on January 29, 1992).

10.7                                                                           *
                  Management Agreement by and between Finish Line
                  Management Corp. and Fair Grounds Corporation, dated
                  October 9, 1992. (Incorporated herein by reference to Exhibit (10)(q) to the Form 10-K of the Company for the fiscal year ended October 31, 1992, filed on February 15, 1993.)

10.8                                                                           *
                  Agreement dated February 28, 1992, by and between Video Services, Inc., Fair Grounds Corporation,
                  Jefferson Downs Corporation and Finish Line
                  Management Corp. (Incorporated herein by reference to Exhibit (10)(t) to the Form 10-K of the Company for the fiscal year ended October 31, 1992, filed on February 15, 1993.)

10.9                                                                          62
                  Lease Agreement dated August 1, 1995 between Fair
                  Grounds Corporation and Robert J. and Iris Ann Saia.

27                                                                            69
                  Financial Data Schedule


*   Incorporated herein by reference as indicated.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.


                                    FAIR GROUNDS CORPORATION


                                    By: /s/ Bryan G. Krantz
                                        ------------------------------
Date: February 10, 1999                 Bryan G. Krantz, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                                                     Capacity Date

PRINCIPAL EXECUTIVE OFFICER:



/s/ Bryan G. Krantz
---------------------------------
Bryan G. Krantz                       President             February 10, 1999


PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:



/s/ Gordon M. Robertson
---------------------------------
Gordon M. Robertson                   Chief Financial       February 10, 1999
                                      Officer

DIRECTORS:




/s/ Katherine F. Duncan
--------------------------
Katherine F. Duncan                   Director                 February 10, 1999



/s/ Richard Katcher
--------------------------
Richard Katcher                       Director                 February 10, 1999



/s/ Marie G. Krantz
--------------------------
Marie G. Krantz                       Director                 February 10, 1999
                                      and Chairman
                                      of the Board

/s/ Bryan G. Krantz
--------------------------
Bryan G. Krantz                       Director                 February 10, 1999
                                      and President



/s/ Ronald J. Maestri
--------------------------
Ronald J. Maestri                     Director                 February 10, 1999



/s/ Charmaine R. Morel
--------------------------
Charmaine R. Morel                    Director                 February 10, 1999



/s/ Wayne E. Thomas
--------------------------
Wayne E. Thomas                       Director                 February 10, 1999

                                  EXHIBIT INDEX

Exhibit         Description                                                 Page
-------         -----------                                                 ----
3.1                                                                          *
                   Articles of Incorporation of Fair Grounds
                   Corporation, as amended (incorporated herein
                   by reference to Exhibit (3)(a) to the Form
                   10-K of the Company for the fiscal year
                   ended October 31, 1991, filed on January 29,
                   1992).

3.2                                                                          *
                   Amended and Restated By-Laws of Fair Grounds
                   Corporation (incorporated herein by
                   reference to Exhibit (3)(b) to the Form 10-
                   K of the Company for the fiscal year ended
                   October 31, 1990).

9                                                                            *
                   Voting Trust Agreement dated as of August
                   31, 1993, by and among Bryan G. Krantz and
                   Richard Katcher, Trustee, as grantors, and
                   Marie G. Krantz as Voting Trustee
                   (incorporated herein by reference to exhibit
                   2 to Amendment No. 3 to Schedule 13D filed
                   by such persons on October 13, 1993).

10.1                                                                         *
                   Net Commercial Lease Agreement dated
                   November 10, 1988, between Pelican Homestead and Savings Association and Fair Grounds
                   Corporation (incorporated herein by
                   reference to Exhibit (10)(e) to the Form
                   10-K of the Company for the fiscal year
                   ended October 31, 1989).

10.2                                                                         *
                   Lease of Commercial Property dated February
                   1, 1989, between Mereaux and Nunez, Inc. and
                   Fair Grounds Corporation (incorporated
                   herein by reference to Exhibit (10)(f) to the Form 10-K of the Company for the fiscal year ended October 31, 1989).

10.3                                                                         *
                   Lease Agreement dated March 8, 1989, between
                   Richard F. Keyworth and Fair Grounds
                   Corporation (incorporated herein by
                   reference to Exhibit (10)(g) to the Form
                   10-K of the Company for the fiscal year
                   ended October 31, 1989).

10.4                                                                         *
                   Fair Grounds Corporation Stock Option Plan
                   (incorporated herein by reference to
                   Appendix A to the definitive Information
                   Statement of the Company dated February 26,
                   1991).

10.5                                                                         *
                   Commercial Lease Agreement dated April 1,
                   1991 between Blake's Superette, Inc. and
                   Fair Grounds Corporation (incorporated
                   herein by reference to Exhibit (10)(m) to the Form 10-K of the Company for the fiscal year ended October 31, 1991, filed on January 29, 1992).

10.6                                                                         *
                   Lease Agreement dated November 21, 1991
                   between Jefferson Downs Corporation and Fair
                   Grounds Corporation (incorporated herein by reference to Exhibit (10)(n) to the Form
                   10-K of the Company for the fiscal year
                   ended October 31, 1991, filed on January 29,
                   1992).

10.7                                                                         *
                   Management Agreement by and between Finish
                   Line Management Corp. and Fair Grounds
                   Corporation, dated October 9, 1992.
                   (Incorporated herein by reference to Exhibit
                   (10)(q) to the Form 10-K of the Company for the fiscal year ended October 31, 1992, filed on February 15, 1993.)

10.8                                                                         *
                   Agreement dated February 28, 1992, by and between Video Services, Inc., Fair Grounds
                   Corporation, Jefferson Downs Corporation and
                   Finish Line Management Corp. (Incorporated herein by reference to Exhibit (10)(t) to the Form 10-K of the Company for the fiscal year ended October 31, 1992, filed on February 15, 1993.)

10.9                                                                         62
                   Lease Agreement dated August 1, 1995 between
                   Fair Grounds Corporation and Robert J. and
                   Iris Ann Saia.

27                                                                           69
                   Financial Data Schedule


*   Incorporated herein by reference as indicated.