Form 10-Q
period 1999-01-31
FAIR GROUNDS CORP
filed 1999-03-16
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For Quarter Ended January 31, 1999                Commission File Number O-7607
                  ----------------                                       ------



                            FAIR GROUNDS CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)



          Louisiana                                     72-0361770
--------------------------------------------------------------------------------
(State or other jurisdiction of             I.R.S. Employer Identification No.)
incorporation or organization)

1751 Gentilly Blvd., New Orleans, LA                                   70119
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number including area code       (504) 944-5515
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

           X  Yes                   No
         ----                  ----

         468,580 Common Shares were outstanding as of March 1, 1999.

                            FAIR GROUNDS CORPORATION

                                      INDEX


                                                                               Page
                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Balance Sheet, January 31, 1999 (Unaudited)
                   and Balance Sheet, October 31, 1998 .....................      2

                   Statements of Operations and Retained
                   Earnings for the Three Months Ended
                   January 31, 1999 and 1998 (Unaudited) ...................      4


                   Statements of Cash Flows for the Three
                   Months Ended January 31, 1999 and 1998
                   (Unaudited) .............................................      7

                   Notes to Financial Statements for the Three
                   Months Ended January 31, 1999 and 1998 (Unaudited).......      9

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  ....................     17


PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings........................................     25


         Item 6.   Exhibits and Reports on Form 8-K.........................     25

SIGNATURES .................................................................     26

                                     PART I
                              FINANCIAL INFORMATION

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                              (Unaudited)
                                               January 31,        October 31,
                                                  1999               1998
                                              ------------       ------------
ASSETS


CURRENT ASSETS
      Cash and cash equivalents               $  4,107,940       $  7,577,730
      Cash and cash equivalents
           - restricted                            125,665            118,218
      Accounts receivable                        4,278,790          1,078,638
      Mutuel settlements                           444,621            139,964
      Inventory                                    172,690            118,357
      Prepaid expenses                           1,657,558            437,322
      Deferred Taxes                                59,940             59,940
                                              ------------       ------------

           Total Current Assets                 10,847,204          9,530,169
                                              ------------       ------------

OTHER ASSETS                                       279,761            283,411
                                              ------------       ------------

PROPERTY, PLANT AND EQUIPMENT
      Buildings and improvements                43,870,295         43,870,295
      Land improvements                          4,348,135          4,348,135
      Automotive equipment                         931,424            931,424
      Machinery and equipment                    2,542,942          2,432,433
      Furniture and fixtures                       382,868            366,575
                                              ------------       ------------

           Total                                52,075,879         51,948,862

      Less: accumulated depreciation
           and amortization                    (16,400,522)       (15,904,346)
                                              ------------       ------------

      Depreciable property - net                35,675,142         36,044,516
      Land                                       3,286,281          3,286,281
                                              ------------       ------------

      Property, plant and
           equipment - net                      38,961,423         39,330,797
                                              ------------       ------------

           TOTAL ASSETS                       $ 50,088,388       $ 49,144,377
                                              ============       ============



(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                                (Unaudited)
                                                 January 31,       October 31,
                                                    1999               1998
                                                ------------       ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
      Notes payable                             $  1,168,578       $     46,894
      Accounts payable                               267,878          1,493,409
      Construction contract payable                       --             58,732
      Accrued liabilities:
           Deferred purses                         6,830,787          7,930,825
           Host track fees                           512,266            374,251
           Uncashed mutuel tickets                   550,431            446,786
           Other                                     501,899            369,135
      Deferred revenues                              147,182            275,701
      Income taxes payable                         1,175,654            450,185
                                                ------------       ------------

           Total Current Liabilities              11,154,675         11,445,918
                                                ------------       ------------

DEFERRED INCOME TAXES                              7,043,865          7,043,865
                                                ------------       ------------

           Total Liabilities                      18,198,540         18,489,783
                                                ------------       ------------

COMMITMENTS AND CONTINGENCIES                             --                 --
                                                ------------       ------------

STOCKHOLDERS' EQUITY
      Capital stock - no par value;
           authorized 600,000 shares,
           469,940 shares issued and
           468,580 shares outstanding              1,525,092          1,525,092
      Additional paid-in-capital                   1,936,702          1,936,702
      Retained earnings                           28,463,579         27,228,325
                                                ------------       ------------

           Total                                  31,925,373         30,690,119

      Less:  treasury stock at cost,
           1,360 shares                              (35,525)           (35,525)
                                                ------------       ------------

           Total Stockholders' Equity             31,889,848         30,654,594
                                                ------------       ------------

           TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY            $ 50,088,388       $ 49,144,377
                                                ============       ============



See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              For the Three Months Ended January 31, 1999 and 1998
                                   (Unaudited)

                                              1999             1998
                                          -----------      -----------

REVENUES
      Pari-mutuel commissions             $ 7,529,071      $ 6,809,274
      Breakage                                203,958          142,005
      Uncashed mutuel tickets                  83,177           70,948
                                          -----------      -----------

           Total                            7,816,206        7,022,227

      Less: pari-mutuel tax                   927,646          888,660
                                          -----------      -----------

      Commission income                     6,888,560        6,133,567
      Host track fees                       5,167,045        4,201,058
                                          -----------      -----------

           Total Mutuel Income             12,055,605       10,334,625

      Concessions                             881,344          824,618
      Video poker (net)                       433,064          402,701
      Admissions (net of taxes)               296,129          447,122
      Parking                                  30,634           23,370
      Programs and forms                      430,147          461,550
      Miscellaneous                           373,413          148,245
                                          -----------      -----------

           Total Operating Revenues        14,500,336       12,642,231
                                          -----------      -----------

RACING EXPENSES
      Purses                                5,377,051        4,756,470
      Salaries and related taxes
           and benefits                     2,184,820        2,325,050
      Contracts and services                  734,000          735,836
      Host track fees                         763,755          599,097
      Depreciation                            496,176          510,410
      Cost of sales - concessions             240,391          265,724
      Utilities                               199,870          255,654
      Repairs and maintenance                 245,214          214,875
      Program paper, forms and other
           supplies                           587,879          580,453
      Advertising and promotion               453,689          337,268
      Rent                                     78,758           96,456
      Miscellaneous                           216,093          133,091
                                          -----------      -----------

           Total Racing Expenses          $11,577,696      $10,810,384
                                          -----------      -----------

(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
              For the Three Months Ended January 31, 1999 and 1998
                                   (Unaudited)

                                               1999             1998
                                          ------------       -----------
GENERAL AND ADMINISTRATIVE EXPENSES
      Salaries and related taxes
           and benefits                   $    307,013       $   281,400
      Insurance                                227,611           219,118
      Property taxes                           233,403           142,216
      Legal, audit and director fees           107,624           187,675
      Loan closing costs                            --            24,042
      Contracts and services                    53,457            91,214
      Office expenses                          126,338           142,378
      Miscellaneous                            105,071            86,111
                                          ------------       -----------
           Total General and
           Administrative Expenses           1,160,517         1,174,154
                                          ------------       -----------


NET INCOME FROM OPERATIONS                   1,762,123           657,693

OTHER INCOME (EXPENSE)
      Interest expense                          (9,789)               --
      Interest income                           13,387            54,013
                                          ------------       -----------

INCOME BEFORE PROVISION FOR INCOME
TAXES AND EXTRAORDINARY ITEM                 1,765,721           711,706

      Provision for income taxes               653,317           263,331
                                          ------------       -----------


INCOME BEFORE EXTRAORDINARY ITEM
      (per share - 1999 - $2.37,
      1998 - $.96)                           1,112,404           448,375

Extraordinary item - gain from fire
      (net of $72,150 and $2,849,000           122,850         4,851,000
      of taxes in 1999 and 1998,          ------------       -----------
      respectively)

NET INCOME (per share
      1999 - $2.64, 1998 - $11.31)        $  1,235,254       $ 5,299,375

RETAINED EARNINGS, BEGINNING OF
PERIOD                                      27,228,325        18,254,654
                                          ------------       -----------

RETAINED EARNINGS, END OF PERIOD          $ 28,463,579       $23,554,029
                                          ============       ===========

CASH DIVIDENDS PER SHARE                  $       NONE       $      NONE
                                          ============       ===========

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
              For the Three Months Ended January 31, 1999 and 1998
                                   (Unaudited)

                                          1999         1998
                                         -------      -------
WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING                 468,580      468,580
                                         =======      =======






























See accompanying notes to financial statements

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
              For the Three Months Ended January 31, 1999 and 1998
                                   (Unaudited)

                                                       1999              1998
                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                  $ 1,235,254       $ 5,299,375
                                                  -----------       -----------
      Adjustments to reconcile net income
           to net cash used for
           operating activities:
           Extraordinary item -
                gain from fire                       (195,000)       (7,700,000)
           Depreciation                               496,176           510,410
           Deferred income taxes                           --         3,162,332
           Change in assets and liabilities:
           (Increase) decrease in:
                Accounts receivable                (3,504,809)       (2,870,496)
                Inventory                             (54,333)         (104,583)
                Prepaid expenses                   (1,220,236)       (1,028,312)
                Restricted cash                        (7,447)        2,640,021
           Increase (decrease) in
                Accounts payable and
                     accrued liabilities             (954,752)          883,236
                Deferred revenue                     (128,519)          727,703
                Deferred purses                    (1,100,038)       (1,312,917)
                Income taxes payable                  725,469                --
                Uncashed Mutuel Tickets               103,645        (1,156,726)
                Contracts Payable                     (58,732)               --

                     Total adjustments             (5,898,576)       (6,249,332)
                                                  -----------       -----------

           Net cash used for operating
                activities                         (4,663,322)         (949,957)
                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
           Proceeds from litigation
                settlement                            195,000         7,700,000
           Capital expenditures                      (126,802)       (1,265,601)
           Decrease in Deposits                         3,650             2,504
           Proceeds provided by sale of
                investment securities                      --           500,000
                                                  -----------       -----------

           Net cash provided by investing
                activities                             71,848         6,936,903
                                                  -----------       -----------

(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              For the Three Months Ended January 31, 1999 and 1998
                                   (Unaudited)


                                               1999              1998
                                           -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Loan proceeds                        $   200,627       $ 2,133,740
      Principal repayments on loans            (78,943)       (7,298,178)
      Advances from third party              1,000,000         1,000,000
      Repayments to third party                     --          (166,667)
                                           -----------       -----------

      Net cash provided by (used for)
           financing activities              1,121,684        (4,331,105)
                                           -----------       -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     (3,469,790)        1,655,841

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                    7,577,730         5,192,756
                                           -----------       -----------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                        $ 4,107,940       $ 6,848,597
                                           ===========       ===========

SUPPLEMENTAL DISCLOSURES:

      Interest paid                        $     9,789       $        --
                                           ===========       ===========






(Continued)

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              For the Three Months Ended January 31, 1999 and 1998
                                   (Unaudited)



NOTE 1 - COMMITMENTS AND CONTINGENCIES

Fire Related Litigation

The Company has been a party to a number of legal proceedings which have arisen as a result of the December 1993 fire or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire-related proceedings that were concluded during the quarter ended January 31, 1999 or have not yet been concluded:

Travelers Litigation

           On May 14, 1994, the Company filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers") and others. The Company contended that the insurance policy provided by Travelers provided the Company with blanket coverage in the amount of $24.2 million in excess of the $10 million of underlying coverage. Accordingly, the Company maintained that Travelers was liable for the difference between $24.2 million and the amount which had been paid at that time (approximately $9.5 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contended that the insurance agent and the insurance broker who arranged for the insurance were liable to the Company for any damages sustained including any damages sustained because the amount of coverage is less than that claimed by the Company. Travelers' position is that its liability under such policy is limited to the amount which it had previously paid.

           In November 1996, the Company entered into a joint settlement with the insurance agent and broker pursuant to which the insurance agent and broker agreed to pay a total of $10,000,000 to the Company. Such amount was

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              For the Three Months Ended January 31, 1999 and 1998
                                   (Unaudited)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           placed in escrow until April 9, 1997, when the Company utilized such funds in connection with the closing of its construction financing previously reported. The settlement agreement included a "Mary Carter" provision whereby the liability insurers of the insurance agent and broker would be entitled to share in the Company's recovery from Travelers in that litigation.

           The Company's action against Travelers was tried in September 1997, and in April 1998, the trial court entered judgment in favor of the Company and against Travelers, awarding the Company an additional $2,410,905 in business interruption insurance, legal interest on that sum from May 13, 1994 until paid, statutory penalties in the amount of $222,128 and attorney's fees in an amount to be set by the Court. In August 1998, the Court denied all post trial motions and certified the judgment as being immediately appealable. The court later fixed the amount of attorney's fees at $75,000. Appeals by both the Company and Travelers are now pending before the state court of appeals. Under the Mary Carter agreement referenced above, the liability insurers of the agent and broker are entitled to share in any recovery from Travelers.


ADT Litigation

           In December 1994, the Company filed an action in the Civil District Court for the Parish of Orleans, State of Louisiana against ADT Security Systems, Mid-South, Inc. ("ADT"), the company which provided and maintained the fire alarm system at the race track, and other defendants. The complaint sought damages that were allegedly caused by the negligence of one or more of the defendants. The Company's three fire insurers and

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              For the Three Months Ended January 31, 1999 and 1998
                                   (Unaudited)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           a third party's insurance company, which insured the operator of the video poker machines destroyed in the fire, intervened in the suit asserting subrogation claims against the same defendants.

           In late 1996, the Company and the three insurance companies entered into settlements with the manufacturer of a lighting ballast and an architect. After division of the settlement proceeds among the Company and the three insurance companies and the payment of various litigation expenses, the Company received approximately $268,000. In March 1997, a jury trial was held on the remaining claims and resulted in an award in favor of the Company and the subrogated insurance companies of approximately $49.8 million in the aggregate in damages against ADT, plus interest, of which approximately $31.8 million, plus interest, was awarded to the Company and the balance to the subrogated insurance companies, including approximately $4.25 million to the Company's primary property insurer. The judgment was appealed to the Court of Appeals of Louisiana, Fourth Circuit, by ADT, the Company and three of the subrogated insurance companies. In June 1997, the insurance company that insured the initial layer of ADT's liability tendered approximately $9.3 million in partial settlement of the action. After a dispute with the subrogated insurers over the division of these funds was resolved in August 1997, the Company received approximately $4 million of those proceeds after litigation expenses.

           In December 1997, the Company entered into a settlement with ADT and ADT's excess coverage insurers pursuant to which the Company was paid $37 million and agreed to indemnify ADT and its insurers against the judgment creditor claims of the four subrogated insurers. In December 1997, the Company received $7.7 million of

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              For the Three Months Ended January 31, 1999 and 1998
                                   (Unaudited)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           such funds net of litigation expenses, and the balance of the settlement funds was placed in escrow pending resolution of the subrogation claims. In July 1998, the Company settled the subrogation claims of three of the four insurers, as well as an action filed in April 1997 in United States District Court for the Eastern District of Louisiana by those three insurers against the Company seeking a declaratory judgement that a contract had been entered into by the parties respecting the distribution of funds recovered in the ADT litigation. Under the terms of this settlement, the three insurers received a total of $12.97 million from the funds in escrow. At that time, the Company received an additional $2.2 million from the funds in escrow, net of litigation expenses. Approximately $6.3 million was held in escrow pending resolution of the claims between the Company and its primary property insurer, and such funds are not reflected as an asset on the Company's balance sheet as of January 31, 1999.

           In September 1998, the Court of Appeals, among other things, reversed the trial court's award of $4.25 million to the Company's primary property insurer on its subrogation claim, concluding that the trial court had erred in making that award to the insurer when the Company had not been fully compensated for its property loss. This decision rendered moot the remainder of the appeals. The insurer appealed this decision to the Louisiana Supreme Court which denied the appeal. In February and March 1999, the Company received additional funds totaling $3.79 million, net of litigation expenses, from the funds held in escrow.

                              FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              For the Three Months Ended January 31, 1999 and 1998
                                   (Unaudited)


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

           Both United National and the Company moved for summary judgment on the question of whether the exclusion relied on by United National to deny coverage for the various claims applied or not. In 1996, the District Court ruled that the policy exclusions relied upon by United National did not apply to the claim asserted by St. Paul and to claims made by various jockeys and valets that were previously paid by the Company. United National subsequently appealed this decision to the United States Fifth Circuit Court of Appeals, which held that the claims were covered.

                              FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              For the Three Months Ended January 31, 1999 and 1998
                                   (Unaudited)

NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
          In May 1997, the St. Paul suit was settled pursuant to an agreement whereby ADT agreed to pay an undisclosed sum and United National, as the Company's insurer, agreed to pay $275,000. In February 1998, United National tendered $56,553 to the Company for claims which it acknowledged were covered under the policy. In November 1998, United National tendered an additional $11,818 to the Company for claims which it acknowledged were covered under the policy. In December 1998, the Company settled the balance of its claims against United National for an additional $140,000 which has been paid by United National.

Other Litigation

          In 1996, a suit was filed in U.S. District Court in Baton Rouge by Livingston Downs Racing Association ("Livingston") naming the Company and other defendants in an antitrust/civil RICO suit alleging the Company participated in a conspiracy to prevent the plaintiff from entering the live racing, off-track betting and video poker markets. This suit is currently in the discovery stages. Management of the Company believes the action is without merit. Livingston had previously filed a series of other legal actions against the Company which were resolved in the Company's favor. The amount in question in this action has not yet been determined but could be substantial.

          A suit was also filed in 1996 by Livingston against the Company and the State of Louisiana seeking a judgment that the State off-track betting law is unconstitutional. The trial court ruled in the plaintiff's favor. The Louisiana Supreme Court reversed the trial court's decision, holding that the off-track betting statute is constitutional. Livingston's request for rehearing was subsequently denied.

                        FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              For the Three Months Ended January 31, 1999 and 1998
                                   (Unaudited)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 2 - ADVANCE

          In January 1999, the Company received a non-interest bearing advance of $1,000,000 from Video Services, Inc., to be repaid in six equal monthly installments beginning in February 1999. The advance is included in notes payable in the financial statements.

NOTE 3 - RECLASSIFICATION

          In the current fiscal quarter, host track fee income was reported at its contractual rate of approximately 3% of the betting handle. In the prior comparable fiscal quarter, host track fee income was shown net of related purse expenses. The January 31, 1998 host track fees and related purse expenses have been reclassified to conform to the current fiscal quarter presentation. This reclassification has no effect on the earnings for the quarter ended January 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998


          Revenues. During the fiscal quarters ended January 31, 1999 and 1998, the Company derived its pari-mutuel income by conducting live racing 47 and 46 days, respectively, during each fiscal quarter and in the operation of its tele-tracks for off-track wagering. In both fiscal quarters, the Company utilized its new grandstand and clubhouse facilities, which were completed in November 1997. During each such fiscal quarter, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management Corporation, an affiliated company, the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana.

          For the fiscal quarter ended January 31, 1999, the Company reported total in-state pari-mutuel wagering of $32,521,065 compared to $30,270,439 in the same quarter in fiscal 1998.

          Comparative pari-mutuel wagering and attendance figures for the quarters ended January 31, 1999 and 1998 are as follows:


                                           1999              1998
                                      ------------      ------------
Pari-mutuel wagering:
   On-track handle                    $ 14,285,631      $ 13,211,435
   Off-track handle                     18,235,434        17,059,004
                                      ------------      ------------
   Total in-state wagering            $ 32,521,065      $ 30,270,439
                                      ============      ============

   Out-of-state simulcast handle      $164,697,790      $120,829,901
                                      ============      ============

Total On-Track Attendance                  133,729           127,617
                                      ============      ============

          The Company attributes the $1,074,196, or 8.1%, increase in the on-track handle in the current year quarter primarily to the amenities provided by the new racing facility and the improved quality of racing resulting from increased purses paid in the current fiscal year quarter.

          The Company believes that the $1,176,430, or 6.9%, increase in off-track handle is primarily due to the Company transmitting better simulcasting signals and higher quality horses currently racing in the Company's live racing meet. The $43,867,889, or 36.3%, increase in out-of-state handle is believed to be the result of those same factors. In addition, the Company's races were sometimes simulcasted to some locations that do not generally simulcast the Company's races because certain other tracks were unable to race due to severe winter weather, thus increasing the Company's simulcasting handle. During the quarter ended January 31, 1999, the Company experienced significant handle increases from Florida and New York. These two markets accounted for approximately $17.3 million of the handle increase.

          As a result of the increases in total handle, the Company's operating revenues in the quarter ended January 31, 1999 increased by $1,858,105, or 14.7%, from the prior comparable fiscal year quarter. This included increases of $719,797, or 10.6%, in pari-mutuel commissions, $61,958, or 43.6%, in breakage, $12,229, or 17.2%, in uncashed mutuel tickets, $965,987, or 23%, in host track fees, $30,363, or 7.5%, in video poker revenues, $7,264, or 31.1%, in parking revenues and $225,168, or 152%, in miscellaneous revenues, which included $133,500 of promotional fee revenues paid by third parties who advertise in the Company's racing program.

          These increases are partially offset by decreases of $31,403 of programs and forms revenues and $150,993 in admissions revenues. Approximately $147,000 of admissions revenues has been deferred in the current fiscal quarter to be recognized in the second fiscal quarter of 1999 when earned. This relates to grandstand and clubhouse box seats and parterre box admissions that are prorated over the live racing season. In fiscal 1998, all box admissions were recognized in the quarter ended January 31, 1998. As a result, the decrease in admissions during the current fiscal quarter relates only to a timing of revenue recognition.

          Racing Expenses. Total racing expenses increased $767,312, or 7.1%, over prior comparable fiscal year quarter, primarily as a result of the increased pari-mutuel activities. These included increases of $620,581, or 13.05%, in purses, and $164,658, or 27.5%, in host track fee expenses. Other increases included repair and maintenance, advertising and promotions, and miscellaneous racing expenses. These were partially offset by decreases in racing salaries and related taxes and benefits, and utilities.

          General and Administrative Expenses. General and Administrative expenses decreased by $13,637, or 1.1%, in the current fiscal quarter primarily as a result of decreased legal fees relating to the conclusion of much of the Company's fire litigation, partially offset by increases in property taxes due to higher property assessments by Orleans Parish.

          Other Income (Expenses). Other income decreased by $44,367, or 92.5%, as a result of decreased investment earnings of the Company in the current fiscal quarter. The Company utilized its funds for the payment of purses thereby reducing the amount of funds available to generate investment income.

          Extraordinary Items. During fiscal quarter ended January 31, 1998, the Company received settlement payments in connection with the fire related litigation previously reported in the aggregate of $7.7 million. These proceeds were reported net of related taxes of approximately $2.85 million. In the current fiscal quarter, settlements received were $195,000 and are reported net of $72,150 of income taxes.

          Income Taxes. In addition to the components of net income previously discussed, the net income for the fiscal quarter ended January 31, 1999 included income tax expense of $653,317 compared to income tax expense of $263,331 in the comparable quarter in fiscal 1998. The difference between the two quarters is attributable to the difference in pre-tax income between the quarters.

          Net Income. The Company reported net income of $1,235,254 for the fiscal quarter ended January 31, 1999 compared to $5,299,375 for the fiscal quarter ended January 31, 1998. In the fiscal quarter ended January 31, 1998, the Company reported a net extraordinary gain of $4,851,000 relating to the receipt of fire litigation settlements previously reported. During the fiscal quarter ended January 31, 1999, the Company received only $195,000 of litigation settlements. Excluding the extraordinary gains, net income in the current year quarter was $1,112,404 compared to $448,375 in the quarter ended January 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

          General

          Cash and cash equivalents decreased $3,469,790 during the fiscal quarter ended January 31, 1999, compared to an increase of $1,655,841 during the fiscal quarter ended January 31, 1998. The decrease in cash and cash equivalents in fiscal 1999 was the result of cash used by operations of $4,663,322, partially offset by cash provided by investing activities of $71,848, and cash provided by financing activities of $1,121,684.

          Cash used in operations was primarily due to the payment of purses and the increase in host track fees and other receivables. Cash provided by financing was primarily the result of an advance of $1 million from the Company's video poker operator.

          As of January 31, 1999, the Company had received cumulatively, since the December 1993 fire, approximately $44.2 million, before taxes, of insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers or in litigation settlements. The Company's new main grandstand and racing facility was substantially completed in November 1997 and was opened for the start of the Company's 1997-98 live racing meet. The total cost of constructing and furnishing the facility, including the tele-track facility at the Fair Grounds Race Course that was completed in late 1994, through January 31, 1999 was in excess of $35 million.

          The Company has a working capital line of credit agreement with Bank One. The line of credit is for $2.5 million with interest at 8% on amounts outstanding. In addition to monthly interest payments on outstanding balances, any amounts outstanding plus unpaid accrued interest are due on April 14, 1999. There were no amounts drawn down or outstanding on this line of credit during the fiscal year ended October 31, 1998.

          In January 1999, the Company received a $1.0 million non-interest bearing advance from its video poker operator which it will repay in six equal installments beginning in February 1999.

          The Company believes that the combination of existing cash, cash from future operations, any additional amounts received in the fire-related litigation, funds available under its working capital line of credit, and the Company's increased capacity to incur short-term and long-term indebtedness, if necessary, will be sufficient to fund the Company's cash requirements for the foreseeable future, including the repayment of the $1.0 million advance from the Company's video poker operator.

          As a result of the fire insurance and other litigation settlements received, the Company has a total net deferred tax liability of approximately $7.08 million at January 31, 1999. The deferred tax liability is to be paid over approximately 39 years in accordance with Internal Revenue Service regulations. The Company intends to fund these future tax obligations through operations.

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

          In fiscal 1998 the Company began, and is now continuing, its assessment of its data processing functions to determine if they are year 2000 compliant. The Company has a task force which is assisting in its assessment of year 2000 readiness. Based in part on that assessment, in fiscal 1998 the Company purchased and installed an updated version of its accounting software that its vendor states is year 2000 compliant and is now in the process of testing that compliance.

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

          To date, the Company has incurred costs of approximately $35,000, including the cost and time of Company employees, to address year 2000 issues. Although the Company has not completed its assessment of its facility, data processing and other equipment and, accordingly, has not determined the total costs associated with its efforts to prepare for year 2000, the Company currently believes that the costs of addressing its year 2000 transition will not have a material adverse effect on the Company's financial condition or business operations. The Company has not yet completed a contingency plan addressing failure to be year 2000 ready.

          Impact of Inflation

          To date, inflation has not had a material effect in the Company's operations.

                                     PART II
                                OTHER INFORMATION

Item 1.          Legal Proceedings.

There were no material developments during the first quarter of fiscal 1999 in any of the Company's legal proceedings as described in the Form 10-K for the fiscal year ended October 31, 1998, except that in December 1998 the Company settled its remaining claims against United National in the case filed in the United States District Court for the Eastern District of Louisiana by St. Paul Mercury Insurance Company, with United National's payment of an additional $140,000 to the Company. In February and March 1999, in the Company's action filed against ADT Security Systems, Mid-South, Inc., the Company received additional funds totaling $3.79 million, net of litigation expenses, from the funds held in escrow. No material legal proceeding was instituted during the first quarter to which the Company is a party or of which any of its property is subject.

Item 6.          Exhibits and Reports on Form 8-K

       Exhibit 27  Financial Data Schedule (Filed electronically only)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          FAIR GROUNDS CORPORATION
                                      ---------------------------------
                                                (Registrant)


Date:   March 16, 1999                By: /s/ Bryan G. Krantz
     --------------------                ------------------------------
                                          Bryan G. Krantz
                                          President



Date:   March 16, 1999                By:  /s/ Gordon M. Robertson
     --------------------                ------------------------------
                                           Gordon M. Robertson
                                           Chief Financial Officer