Form 10-Q
period 1999-04-30
FAIR GROUNDS CORP
filed 1999-06-14
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For Quarter Ended April 30, 1999            Commission File Number O-7607
                  --------------                                   ------



                            FAIR GROUNDS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Louisiana                                                       72-0361770
---------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)


1751 Gentilly Blvd., New Orleans, LA                                                       70119
---------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                 (Zip Code)


Registrant's telephone number including area code      (504) 944-5515
                                                 ---------------------------

                                   Not Applicable
-----------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)



Indicate by a check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

              x      Yes        No
           -------       ------

         468,580 Common Shares were outstanding as of June 1, 1999.

                            FAIR GROUNDS CORPORATION

                                      INDEX


                                                                                     Page
                                                                                     ----
PART I.    FINANCIAL INFORMATION

           Item 1.          Financial Statements

                            Balance Sheet, April 30, 1999 (Unaudited)
                            and Balance Sheet, October 31, 1998                         3

                            Statements of Operations and Retained
                            Earnings for the Three Months Ended
                            April 30, 1999 and 1998 (Unaudited)                         5

                            Statements of Operations and Retained
                            Earnings for the Six Months Ended
                            April 30, 1999 and 1998 (Unaudited)                         8

                            Statements of Cash Flows for the Six
                            Months Ended April 30, 1999 and 1998
                            (Unaudited)                                                11

                            Notes to Financial Statements for the Six
                            Months Ended April 30, 1999 and 1998 (Unaudited)           13

           Item 2.          Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                        19

PART II.   OTHER INFORMATION

           Item 1.          Legal Proceedings                                          31

           Item 4.          Submission of Matters to a Vote of Security
                            Holders                                                    31

           Item 6.          Exhibits and Reports on Form 8-K                           32


SIGNATURES                                                                             33

                                     PART I

                              FINANCIAL INFORMATION

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS


                                           (Unaudited)
                                            April 30,        October 31,
                                               1999               1998
                                          ------------       ------------
ASSETS

CURRENT ASSETS

      Cash and cash equivalents           $  4,370,628       $  7,577,730
      Cash and cash equivalents
            - restricted                       125,665            118,218
      Accounts receivable                    1,593,220          1,078,638
      Mutuel settlements                       389,990            139,964
      Inventory                                127,529            118,357
      Prepaid expenses                       1,815,138            437,322
      Deferred Taxes                            59,940             59,940
                                          ------------       ------------
            Total Current Assets             8,482,110          9,530,169
                                          ------------       ------------
OTHER ASSETS                                   277,760            283,411
                                          ------------       ------------

PROPERTY, PLANT AND EQUIPMENT
      Buildings and improvements            43,957,399         43,870,295
      Land improvements                      4,348,135          4,348,135
      Automotive equipment                     963,243            931,424
      Machinery and equipment                2,548,797          2,432,433
      Furniture and fixtures                   394,118            366,575
                                          ------------       ------------

            Total                           52,211,692         51,948,862

      Less: accumulated depreciation
            and amortization               (16,887,790)       (15,904,346)
                                          ------------       ------------

      Depreciable property - net            35,323,902         36,044,516
      Land                                   3,286,281          3,286,281
                                          ------------       ------------

      Property, plant and
            equipment - net                 38,610,183         39,330,797
                                          ------------       ------------

            TOTAL ASSETS                  $ 47,370,053       $ 49,144,377
                                          ============       ============



(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)


                                                                         (Unaudited)
                                                                           April 30,         October 31,
                                                                              1999               1998
                                                                          ------------       ------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Notes payable                                                       $    635,985       $     46,894
      Accounts payable                                                         209,725          1,493,409
      Construction contract payable                                                 --             58,732
      Accrued liabilities:
            Deferred purses                                                  1,381,968          7,930,825
            Host track fees                                                    544,068            374,251
            Uncashed mutuel tickets                                            624,048            446,786
            Other                                                              246,715            369,135
      Deferred revenues                                                              -            275,701
      Income taxes payable                                                   2,647,328            450,185
                                                                          ------------       ------------

            Total Current Liabilities                                        6,289,837         11,445,918
                                                                          ------------       ------------

DEFERRED INCOME TAXES                                                        7,043,865          7,043,865
                                                                          ------------       ------------

            Total Liabilities                                               13,333,702         18,489,783
                                                                          ------------       ------------

COMMITMENTS AND CONTINGENCIES                                                       --                 --
                                                                          ------------       ------------

STOCKHOLDERS' EQUITY
      Capital stock - no par value;
            authorized 600,000 shares,
            469,940 shares issued and
            468,580 shares outstanding                                       1,525,092          1,525,092
      Additional paid-in-capital                                             1,936,702          1,936,702
      Retained earnings                                                     30,610,082         27,228,325
                                                                          ------------       ------------

            Total                                                           34,071,876         30,690,119

      Less:  treasury stock at cost,
            1,360 shares                                                       (35,525)           (35,525)
                                                                          ------------       ------------

            Total Stockholders' Equity                                      34,036,351         30,654,594
                                                                          ------------       ------------

            TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                                    $ 47,370,053       $ 49,144,377
                                                                          ============       ============


See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               For the Three Months Ended April 30, 1999 and 1998
                                   (Unaudited)


                                               1999             1998
                                           -----------      -----------
REVENUES
      Pari-mutuel commissions              $ 8,525,023      $ 7,583,440
      Breakage                                 232,441          164,069
      Uncashed mutuel tickets                   90,847           61,912
                                           -----------      -----------

            Total                            8,848,311        7,809,421

      Less: pari-mutuel tax                  1,020,115          985,375
                                           -----------      -----------

      Commission income                      7,828,196        6,824,046
      Host track fees                        4,768,461        3,257,958
                                           -----------      -----------

            Total Mutuel Income             12,596,657       10,082,004

      Concessions                              868,971          813,935
      Video poker (net)                        446,060          439,680
      Admissions(net of taxes)                 277,838          166,239
      Parking                                   25,994           20,505
      Programs and forms                       440,121          419,714
      Miscellaneous                            279,044          154,503
                                           -----------      -----------

            Total Operating Revenues        14,934,685       12,096,580
                                           -----------      -----------

RACING EXPENSES
      Purses                                 5,434,563        4,137,271
      Salaries and related taxes
            and benefits                     2,487,827        2,024,239
      Contracts and services                   979,985          774,356
      Host track fees                          882,577          938,787
      Depreciation                             484,340          453,129
      Cost of sales - concessions              329,754          276,049
      Utilities                                298,886          304,702
      Repairs and maintenance                  130,040          224,987
      Programs, forms and other
            supplies                           574,444          497,469
      Advertising and promotion                278,008          222,123
      Rent                                      85,955           78,816
      Miscellaneous                            242,716          169,723
                                           -----------      -----------

            Total Racing Expenses          $12,209,095      $10,101,651
                                           -----------      -----------

(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
               For the Three Months Ended April 30, 1999 and 1998
                                   (Unaudited)

                                                 1999               1998
                                             ------------       ------------
GENERAL AND ADMINISTRATIVE EXPENSES
      Salaries and related taxes
            and benefits                     $    896,257       $    328,017
      Insurance                                   188,470            257,326
      Property taxes                              246,467            219,477
      Legal, audit and director fees              329,023            186,056
      Contracts and services                       10,837             26,495
      Office expenses                             209,930            157,876
      Miscellaneous                             1,085,547            147,868
                                             ------------       ------------

            Total General and
            Administrative Expenses             2,966,531          1,323,115
                                             ------------       ------------

NET INCOME (LOSS) FROM OPERATIONS                (240,941)           671,814

OTHER INCOME (EXPENSE)
      Jazz and Heritage Festival Income         1,054,646            526,694
      Interest expense                               (520)           (20,239)
      Interest income                              56,133             17,223
      Insurance settlement                             --             56,553
                                             ------------       ------------
INCOME  BEFORE PROVISION FOR INCOME
TAXES AND EXTRAORDINARY ITEM                      869,318          1,252,045

Provision for income taxes                        521,353            463,257
                                             ------------       ------------

INCOME BEFORE EXTRAORDINARY ITEM
      (per share - 1999 - $ .74,
      1998 - $1.68)                               347,965            788,788

Extraordinary item - gain from fire
      (net of $1,521,162 of taxes               2,267,118                 --
      in 1999.)                              ------------       ------------

NET INCOME (per share
      1999 - $5.58, 1998 - $1.68)            $  2,615,083       $    788,788

RETAINED EARNINGS, BEGINNING OF
PERIOD                                       $ 28,463,579       $ 23,554,029

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
               For the Three Months Ended April 30, 1999 and 1998
                                   (Unaudited)


                                          1999              1998
                                      ------------       ------------

DIVIDENDS PAID                            (468,580)               --

RETAINED EARNINGS, END OF PERIOD      $ 30,610,082       $24,342,817
                                      ============       ===========

CASH DIVIDENDS PER SHARE              $       1.00       $      NONE
                                      ============       ===========

WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING                   468,580           468,580
                                      ============       ===========



See accompanying notes to financial statements

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                For the Six Months Ended April 30, 1999 and 1998
                                   (Unaudited)

                                              1999             1998
                                          -----------      -----------
REVENUES
      Pari-mutuel commissions             $16,054,094      $14,392,714
      Breakage                                436,399          306,074
      Uncashed mutuel tickets                 174,024          132,860
                                          -----------      -----------

            Total                          16,664,517       14,831,648

      Less: pari-mutuel tax                 1,947,761        1,874,035
                                          -----------      -----------

      Commission income                    14,716,756       12,957,613
      Host track fees                       9,935,506        7,459,016
                                          -----------      -----------

            Total Mutuel Income            24,652,262       20,416,629

      Concessions                           1,750,315        1,638,553
      Video poker (net)                       879,124          842,381
      Admissions(net of taxes)                573,967          613,361
      Parking                                  56,628           43,875
      Programs and forms                      870,268          881,264
      Miscellaneous                           652,457          302,748
                                          -----------      -----------

            Total Operating Revenues       29,435,021       24,738,811
                                          -----------      -----------

RACING EXPENSES
      Purses                               10,811,614        8,893,741
      Salaries and related taxes
            and benefits                    4,672,647        4,349,289
      Contracts and services                1,713,985        1,510,192
      Host track fees                       1,646,332        1,537,884
      Depreciation                            980,516          963,539
      Cost of sales - concessions             570,145          541,773
      Utilities                               498,756          560,356
      Repairs and maintenance                 375,254          439,862
      Programs, forms and other
            supplies                        1,162,323        1,077,922
      Advertising and promotion               731,697          559,391
      Rent                                    164,713          175,272
      Miscellaneous                           458,809          302,814
                                          -----------      -----------

            Total Racing Expenses         $23,786,791      $20,912,035
                                          -----------      -----------

(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                For the Six Months Ended April 30, 1999 and 1998
                                   (Unaudited)


                                                 1999               1998
                                             ------------       ------------
GENERAL AND ADMINISTRATIVE EXPENSES
      Salaries and related taxes
            and benefits                     $  1,203,270       $    609,417
      Insurance                                   416,081            476,444
      Property taxes                              479,870            361,693
      Legal, audit and director fees              436,647            373,731
      Loan closing costs                               --             24,042
      Contracts and services                       64,294            117,709
      Office expenses                             336,268            300,254
      Miscellaneous                             1,190,618            233,979
                                             ------------       ------------

            Total General and
            Administrative Expenses             4,127,048          2,497,269
                                             ------------       ------------

NET INCOME FROM OPERATIONS                      1,521,182          1,329,507

OTHER INCOME (EXPENSE)
      Jazz and Heritage Festival Income         1,054,646            526,694
      Interest expense                            (10,309)           (17,215)
      Interest income                              69,520             68,212
      Insurance settlement                             --             56,553
                                             ------------       ------------
INCOME  BEFORE PROVISION FOR INCOME
TAXES AND EXTRAORDINARY ITEM                    2,635,039          1,963,751

Provision for income taxes                      1,174,670            726,588
                                             ------------       ------------

INCOME BEFORE EXTRAORDINARY ITEM
      (per share - 1999 - $3.12,
      1998 - $2.64)                             1,460,369          1,237,163

Extraordinary item - gain from fire
      (net of $1,593,312 and $2,849,000
      of taxes in 1999 and 1998,
      respectively)                             2,389,968          4,851,000
                                             ------------       ------------
NET INCOME (per share
      1999 - $8.22, 1998 - $12.99)           $  3,850,337       $  6,088,163

RETAINED EARNINGS, BEGINNING OF
PERIOD                                       $ 27,228,325       $ 18,254,654

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                For the Six Months Ended April 30, 1999 and 1998
                                   (Unaudited)


                                          1999              1998
                                      ------------       -----------

DIVIDENDS PAID                            (468,580)               --

RETAINED EARNINGS, END OF PERIOD      $ 30,610,082       $24,342,817
                                      ============       ===========


CASH DIVIDENDS PER SHARE              $       1.00       $      NONE
                                      ============       ===========

WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING                   468,580           468,580
                                      ============       ===========



















See accompanying notes to financial statements

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
                For the Six Months Ended April 30, 1999 and 1998
                                   (Unaudited)

                                                       1999               1998
                                                   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                   $  3,850,337       $  6,088,163
                                                   ------------       ------------
      Adjustments to reconcile net income
            to net cash used for
            operating activities:
            Extraordinary item -
                  gain from fire                     (3,983,280)        (7,700,000)
            Depreciation                                980,516            963,539
            Deferred income taxes                            --          3,575,588
            Change in assets and liabilities:
            (Increase) decrease in:
                  Accounts receivable                  (761,680)          (694,806)
                  Inventory                              (9,172)           (67,911)
                  Prepaid expenses                   (1,377,816)          (587,433)
                  Restricted cash                        (7,447)                --
            Increase (decrease) in
                  Accounts payable and
                        accrued liabilities          (1,236,287)           (79,968)
                  Deferred revenue                     (275,701)                --
                  Deferred purses                    (6,548,857)        (6,172,476)
                  Income taxes payable                2,197,143                 --
                  Uncashed mutuel tickets               177,262                 --
                  Contracts Payable                     (58,732)                --

                        Total adjustments           (10,904,051)       (10,763,467)
                                                   ------------       ------------

            Net cash used for operating
                  activities                         (7,053,714)        (4,675,304)
                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Proceeds from litigation
                  settlement                          3,983,280          7,700,000
            Capital expenditures                       (262,830)        (3,618,537)
            Decrease in deposits                          5,651              2,504
            Proceeds provided by sale of
                  investment securities                      --            391,053
            Decrease in restricted cash                      --          2,553,714
                                                   ------------       ------------
            Net cash provided by investing
                  activities                          3,726,101          7,028,734
                                                   ------------       ------------

(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                For the Six Months Ended April 30, 1999 and 1998
                                   (Unaudited)


                                              1999              1998
                                          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Loan proceeds                       $   200,627       $        --
      Principal repayments on loans          (111,536)       (5,224,562)
      Advances from third party             1,000,000         1,000,000
      Repayments to third party              (500,000)         (640,840)
      Dividends Paid                         (468,580)               --
                                          -----------       -----------
Net cash provided by (used for)
            financing activities              120,511        (4,865,402)
                                          -----------       -----------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                    (3,207,102)       (2,511,972)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                   7,577,730         5,192,756
                                          -----------       -----------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                       $ 4,370,628       $ 2,680,784
                                          ===========       ===========

SUPPLEMENTAL DISCLOSURES:

      Interest paid                       $    10,309       $    17,215
                                          ===========       ===========


      Income taxes paid                   $ 1,112,000       $        --
                                          ===========       ===========

NOTE 1 - COMMITMENTS AND CONTINGENCIES

Fire Related Litigation

The Company has been a party to a number of legal proceedings which have arisen as a result of the December 1993 fire or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire-related proceedings that were concluded during the six months ended April 30, 1999 or have not yet been concluded:

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

The Company's action against Travelers was tried in September 1997, and in April 1998, the trial court entered judgment in favor of the Company and against Travelers, awarding the Company $2,410,905 in business interruption insurance, legal interest on that sum from May 13, 1994 until paid, statutory penalties in the amount of $222,128 and attorney's fees in an amount to be set by the Court. In August 1998, the Court denied all post trial motions and certified the judgment as being immediately appealable. The court later fixed the amount of attorney's fees at $75,000. Appeals by both the Company and Travelers are now pending before the state court of appeals. Under the Mary Carter provision, the Company is entitled to the following: (i) 100% of the first $1.0 million recovered and 100% of any recovery from $3.0 million to $4.0 million; (ii) 57.214437% of any recovery from $10.0 million to $14,674,474; and (iii) 85% of any recovery in excess of $14,674,474.


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

In December 1997, the Company entered into a settlement with ADT and ADT's excess coverage insurers pursuant to which the Company was paid $37 million and agreed to indemnify ADT and its insurers against the judgment creditor claims of the four subrogated insurers. In December 1997, the Company received $7.7 million of such funds net of litigation expenses, and the balance of the settlement funds was placed in escrow pending resolution of the subrogation claims. In July 1998, the Company settled the subrogation claims of three of the four insurers, as well as an action filed in April 1997 in United States District Court for the Eastern District of Louisiana by those three insurers against the Company seeking a declaratory judgement that a contract had been entered into by the parties respecting the distribution of funds recovered in the ADT litigation. Under the terms of this settlement, the three insurers received a total of $12.97 million from the funds in escrow. At that time, the Company received an additional $2.2 million from the funds in escrow, net of litigation expenses. Approximately $6.3 million was held in escrow pending resolution of the claims between the Company and its primary property insurer.

In September 1998, the Court of Appeals, among other things, reversed the trial court's award of $4.25 million to the Company's primary property insurer on its subrogation claim, concluding that the trial court had erred in making that award to the insurer when the Company had not been fully compensated for its property loss. This decision rendered moot the remainder of the appeals. The insurer appealed this decision to the Louisiana Supreme Court which denied the appeal. In February and March 1999, the Company received additional funds totaling $3.79 million, net of litigation expenses, constituting the final distribution of the funds held in escrow.

Other Litigation

In 1996, a suit was filed in U.S. District Court in Baton Rouge by Livingston Downs Racing Association ("Livingston") naming the Company and other defendants in an antitrust/civil RICO suit alleging the Company participated in a conspiracy to prevent the plaintiff from entering the live racing, off-track betting and video poker markets. This suit is currently in the discovery stages, and the Company has filed a motion for summary judgment. Livingston had previously filed a series of other legal actions against the Company which were resolved in the Company's favor. Management believes that Livingston's claims in this case are without merit. However, there is no assurance that the Company will successfully defend all of Livingston's claims. Because the amount in question has not yet been determined but could be substantial and because there is no assurance that there will be insurance coverage or that it will be adequate, as discussed below, the failure of the Company to prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

In a declaratory judgment action related to the Livingston suit brought by insurers for the Company and several of its affiliates, which case has been consolidated with the suit filed by Livingston, on January 14, 1999 the U. S. District Court granted the Company's motion for summary judgment, finding that coverage exists under certain of the Company's insurance policies for claims asserted by Livingston and that the insurers have a duty to defend. The insurers have filed a motion for new trial that is pending in the U. S. District Court. There is no assurance that the motion for new trial will be denied or, if denied, that the decision of the U. S. District Court will be affirmed on appeal or that the insurance policies will provide sufficient coverage to indemnify the Company fully.

A suit was filed in 1996 by the Louisiana Horsemen's Benevolent and Protective Association ("LHBPA"), an association of horsemen organized to promote the dissemination of information on issues critical to horsemen and the exchange of ideas and information, against the Company, the State of Louisiana, and all other pari-mutuel wagering facilities operating in Louisiana. The LHBPA is seeking a larger portion of video poker proceeds on the ground that the State of Louisiana and the horse racing tracks in

Louisiana have misinterpreted a Louisiana statute specifying the amount of revenues from video poker machines at pari-mutuel wagering facilities that are to be used as purse supplements. Management believes that the Company is in compliance with the Louisiana statute and the guidelines established by the Louisiana State Police Gaming Division, which regulates compliance with the State of Louisiana video poker law, and that the Company has sufficient defenses to all claims. However, there is no assurance that the Company will successfully defend the LHBPA's claims. Because the amount in question could be substantial, the failure by the Company to prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

In July 1997, Evelyn Allen and other present or former security or concessions employees of the Company filed an action in the United States District Court in New Orleans claiming that the plaintiffs were entitled, under the Fair Labor Standards Act, to overtime differential pay for hours worked over 40 in each work week from July 1994 to July 1997. Two of the plaintiffs also sought to recover damages for alleged retaliatory discharge. In December 1998, the Company and the plaintiffs reached a settlement agreement and in May 1999 the Company paid the plaintiffs $100,000 in full settlement of all claims for overtime pay. The retaliatory discharge claims were tried in December 1998. At the conclusion of evidence, the court dismissed those claims. The plaintiffs' claim for attorneys fees has not yet been resolved.

Except as described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

NOTE 2 - ADVANCE

In January 1999, the Company received a non-interest bearing advance of $1,000,000 from Video Services, Inc., and is being repaid in six equal monthly installments beginning in February 1999. The unpaid balance of the advance is included in notes payable in the financial statements.

NOTE 3 - RECLASSIFICATION

In the three months and the six months ended April 30, 1999, host track fee income was reported at its contractual rate of approximately 3% of the betting handle. In the prior comparable periods, host track fee income was shown net of related purse expenses. The April 30, 1998 host track fees and related purse expenses have been reclassified to conform to the current three months and six months presentations. This reclassification has no effect on the earnings for the three months or six months ended April 30, 1998.


NOTE 4 - GUARANTY FEE

In March 1999, the Company, as approved by its Board of Directors, paid to Marie
G. Krantz a guaranty fee in the amount of $988,789, which was computed on the basis of the Company's outstanding reconstruction indebtedness during the period set forth below, for her guaranty of, and pledge of personal assets to secure, the Company's reconstruction debt from 1995 through completion of construction in late 1997. Such fee is included General and Administrative Expenses - Miscellaneous for the three months and six months ended April 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998


            Revenues. During the fiscal quarters ended April 30, 1999 and 1998, the Company derived its pari-mutuel income by conducting live racing 41 and 42 days, respectively, during each fiscal quarter and in the operation of its tele-tracks for off-track wagering. During each such fiscal quarter, in addition to live racing conducted at the Fair Grounds Race Course in New Orleans, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management Corporation, an affiliated company, the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana.

            For the fiscal quarter ended April 30, 1999, the Company reported total in-state pari-mutuel wagering of $40,852,671 compared to $38,402,692 in the same quarter in fiscal 1998.

            Comparative pari-mutuel wagering and attendance figures for the quarters ended April 30, 1999 and 1998 are as follows:


                                           1999             1998
                                       ------------      -----------
Pari-mutuel wagering:
    On-track handle                    $ 13,126,751      $12,577,916
    Off-track handle                     27,725,920       25,824,776
                                       ------------      -----------
    Total in-state wagering            $ 40,852,671      $38,402,692
                                       ============      ===========

    Out-of-state simulcast handle      $156,644,135      $98,940,282
                                       ============      ===========

Total On-Track Attendance                   163,551          179,022
                                       ============      ===========

            The Company attributes the $548,835, or 4.4%, increase in the on-track handle in the current fiscal quarter primarily to additions to the amenities provided by the new racing facility and the improved quality of racing resulting from increased purses paid in the current fiscal quarter.

            The Company believes that the $1,901,144, or 7.3%, increase in off-track handle is primarily due to the Company transmitting better simulcasting signals and to higher quality horses racing in the Company's 1998-99 live racing meet. The $57,703,853, or 58.3%, increase in out-of-state handle is believed to be the result of those same factors. In addition, during the second quarter of fiscal 1999 the Company's races were sometimes simulcasted to some locations that do not generally simulcast the Company's races because certain other tracks were unable to race due to severe winter weather, thus increasing the Company's simulcasting handle. During the quarter ended April 30, 1999, the Company experienced significant handle increases from California and New York. These two markets accounted for approximately $35.9 million of the handle increase.

            With the increase in total handle, the Company's operating revenues in the quarter ended April 30, 1999 increased by $2,838,105, or 23.5%, from the prior comparable fiscal quarter. This included increases of $941,583, or 12.4%, in pari-mutuel commissions, $68,372, or 41.7%, in breakage, $28,935, or 46.7%, in uncashed mutuel tickets, $1,510,503, or 46.4%, in host track fees, $6,380, or 1.5%, in video poker revenues, $5,439, or 26.5%, in parking revenues, $20,407, or 4.9% in programs and forms revenue, $111,599, or 67.1% in admissions revenue, and $124,541, or 81%, in miscellaneous revenues.

            As previously reported, in fiscal 1998, all box and suite admissions revenues were recognized in the quarter ended January 31, 1998, rather than pro-rated over the racing season as is being done in fiscal 1999. As a result, the increase in admissions during the current fiscal quarter is attributable to the timing of revenue recognition.

            Racing Expenses. Total racing expenses for the quarter ended April 30, 1999 increased $2,107,444, or 20.9%, over the prior comparable fiscal quarter, primarily as a result of the increased pari-mutuel activities.

         These included an increase of $1,297,292, or 31.4%, in purses. Other increases included salaries and related taxes and benefits, contracts and services, programs, forms and other supplies, advertising and promotions, and miscellaneous racing expenses. These increases were partially offset by decreases in host track fees paid by the Company and repairs and maintenance. Maintenance costs were higher in the prior comparable fiscal quarter due to certain costs associated with the move to the new facilities.

         General and Administrative Expenses. General and administrative expenses increased by $1,643,416, or 124%, in the current fiscal quarter primarily as a result of an increase in salaries due to performance bonuses paid to key personnel, increased office expenses, and increased legal fees relating to ongoing litigation discussed elsewhere herein. Miscellaneous expenses increased in the current fiscal quarter as a result of payment of a guaranty fee of $988,789 paid to Marie G. Krantz for her guaranty of, and pledge of personal assets to secure, the Company's reconstruction debt from 1995 through completion of construction in late 1997. These increases were partially offset by decreases in insurance costs due to lower property and general liability premiums.

         Other Income (Expense). Other income increased in the current fiscal quarter by $530,028, or 91.3%, primarily as a result of a $527, 952 increase in Jazz and Heritage Festival income. The increase in Jazz and Heritage Festival income was primarily attributable to a timing difference, with five days of the 1999 Jazz and Heritage Festival falling in the second quarter of fiscal 1999 compared to three days of the 1998 Jazz and Heritage Festival falling in the second quarter of fiscal 1998.

            Extraordinary Items. During fiscal quarter ended April 30, 1999, the Company received settlement payments in connection with the fire related litigation previously reported in the aggregate amount of $3.79 million. These proceeds were reported net of related taxes of approximately $1.52 million. In the prior comparable fiscal quarter, no settlement proceeds were received.

            Income Taxes. For the fiscal quarter ended April 30, 1999 income tax expense was $521,353 compared to income tax expense of $463,257 in the comparable quarter in fiscal 1998. The difference between periods reflects changes in pretax income between the respective periods, as well as the inclusion in the income tax expense for the current year period of an adjustment for the under accrual of income taxes for the quarter ended January 31, 1999.

            Net Income. The Company reported net income of $2,615,083 for the fiscal quarter ended April 30, 1999 compared to $788,788 for the fiscal quarter ended April 30, 1998. Excluding the extraordinary items discussed above, net income in the current year quarter was $347,965 compared to $788,788 in the quarter ended April 30, 1998.


COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998

            Revenues. During the six months ended April 30, 1999 and 1998, the Company derived its pari-mutuel income by conducting live racing 88 days during each six month period and in the operation of its tele-tracks for off-track wagering. During each such period, in addition to live racing conducted at the Fair Grounds Race Course in New Orleans, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management Corporation, an affiliated company, the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana.

         For the six months ended April 30, 1999, the Company reported total in-state pari-mutuel wagering of $78,537,304 compared to $73,513,200 in the same period in fiscal 1998.

         Comparative pari-mutuel wagering and attendance figures for the six months ended April 30, 1999 and 1998 are as follows:

                                           1999              1998
                                       ------------      ------------
Pari-mutuel wagering:
    On-track handle                    $ 27,412,562      $ 25,789,351
    Off-track handle                     51,124,742        47,723,849
                                       ------------      ------------
    Total in-state wagering            $ 78,537,304      $ 73,513,200
                                       ============      ============

    Out-of-state simulcast handle      $321,342,925      $219,770,183
                                       ============      ============

Total On-Track Attendance                   336,466           365,617
                                       ============      ============


            The Company attributes the $1,623,211, or 6.3%, increase in the on-track handle in the current six month period primarily to additions to the amenities provided by the new racing facility and the improved quality of racing resulting from increased purses paid in the current six month period.

            The Company believes that the $3,400,893, or 7.1%, increase in off-track handle is primarily due to the Company transmitting better simulcasting signals and to higher quality horses racing in the Company's 1998-99 live racing meet. The $101,572,742, or 46.2%, increase in out-of-state handle is believed to be the result of those same factors. In addition, during the first six months of fiscal 1999 the Company's races were sometimes simulcasted to some locations that do not generally simulcast the Company's races because certain other tracks were unable to race due to severe winter weather, thus increasing the Company's simulcasting handle. During the six months ended April 30, 1999, the Company experienced significant handle increases from California and New York. These two markets accounted for approximately $46.4 million of the handle increase.

            With the increase in total handle, the Company's operating revenues in the six months ended April 30, 1999 increased by $4,696,210, or 19%, from the prior period. This included increases of $1,661,380, or 11.5%, in pari-mutuel commissions, $130,32, or 42.6%, in breakage, $41,164, or 31%, in uncashed mutuel tickets, $2,476,490, or 33.2%, in host track fees, $36,473, or 4.3%, in video poker revenues, $12,753, or 29.1%, in parking revenues, and $349,709, or 115%, in miscellaneous revenues, which included approximately $150,000 of promotional fee revenues paid by third parties who advertise in the Company's racing program, partially offset by a $39,394, or 6.4%, decrease in admissions revenues and a $10,996, or 1.2%, decrease in programs and forms revenue.

         Racing Expenses. Total racing expenses increased $2,874,756, or 13.7%, over the prior period, primarily as a result of the increased pari-mutuel activities. These included an increase of $1,917,873, or 21.5%, in purses. Other increases included salaries and related taxes and benefits, contracts and services, programs, forms and other supplies, advertising and promotions, host track fees paid by the Company and miscellaneous racing expenses. These increases were partially offset by decreases in utilities and repairs and maintenance, which were higher in the prior period as a result of the move to the new facilities.

         General and Administrative Expenses. General and administrative expenses increased by $1,629,779, or 65.3%, in the current six month period primarily as a result of increased salaries due to performance bonuses paid to key personnel, increased office expenses, increased property taxes, and increased legal fees relating to ongoing litigation discussed elsewhere herein. Miscellaneous expenses increased in the current six month period as a result of a payment of guaranty fee of $988,789 paid to Marie G. Krantz for her guaranty of, and pledge of personal assets to secure, the Company's reconstruction debt from 1995 through completion in late 1997. These increases were partially offset by decreases in insurance costs due to lower property and general liability premiums, and decreased contracts and services.

         Other Income (Expense). Other income increased in the six months ended April 30, 1999 by $479,613, or 75.6%, as a result of a $527,952 increase in Jazz and Heritage Festival income. The increase in Jazz and Heritage Festival income was primarily attributable to a timing difference, with five days of the 1999 Jazz and Heritage Festival falling in the current fiscal year period compared to three days of the 1998 Jazz and Heritage Festival falling in the comparable prior fiscal year period.

            Extraordinary Items. During the six months ended April 30, 1999, the Company received settlement payments in connection with the fire related litigation previously reported in the aggregate amount of $3.98 million. These proceeds were reported net of related taxes of approximately $1.59 million. In the comparable prior fiscal year period, settlements totaled $7.7 million and were reported net of $2.85 million of related taxes.

            Income Taxes. For the six months ended April 30, 1999 income tax expense was $1,174,670, compared to income tax expense of $726,588 for the comparable six months in fiscal 1998. The difference between periods reflects changes in pretax income between the respective periods.

            Net Income. The Company reported net income of $3,850,337 for the six months ended April 30, 1999 compared to $6,088,163 for the six months ended April 30, 1998. Excluding the extraordinary items discussed above, net income in the current six month period was $1,460,369 compared to $1,237,163 in the six month period ended April 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

            General

            Cash and cash equivalents decreased $3,207,102 during the six months ended April 30, 1999, compared to a decrease of $2,511,972 during the six months ended April 30, 1998. The decrease in cash and cash equivalents in fiscal 1999 was the result of cash used by operations of $7,053,714, partially offset by cash provided by investing activities of $3,726,101, and cash provided by financing activities of $120,511.

            Cash used in operations was primarily due to the payment of purses during the Company's live racing meet. Cash provided by financing was primarily the result of an advance of $1 million from the Company's video poker operator less amounts repaid to date. Cash provided from investing was primarily from proceeds from fire litigation settlements described elsewhere herein.

            As of April 30, 1999, the Company had received cumulatively, since the December 1993 fire, approximately $48 million, before taxes, of insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers or in litigation settlements. The Company's new main grandstand and racing facility was substantially completed in November 1997 and was opened for the start of the Company's 1997-98 live racing meet. The total cost of constructing and furnishing the facility, including the tele-track facility at the Fair Grounds Race Course that was completed in late 1994, through April 30, 1999 was in excess of $35 million.

            On April 14, 1998, the Company entered into a working capital line of credit agreement with First National Bank of Commerce (now Bank
            One) for a term of one year. The line of credit is for $2.5 million with interest at 8% on amounts outstanding. The credit agreement has been extended beyond April 14, 1999 but terms have not yet been finalized. There were no amounts drawn down or outstanding on this line of credit during the six months ended April 30, 1999.

            In January 1999, the Company received a $1.0 million non-interest bearing advance from its video poker operator which was repayable in six equal monthly installments. The Company began repaying such advance in February 1999.

            The Company believes that the combination of existing cash, cash from future operations, any additional amounts received in the fire-related litigation, funds available under its working capital line of credit, and the Company's increased capacity to incur short-term and long-term indebtedness, if necessary, will be sufficient to fund the Company's cash requirements for the foreseeable future, including the repayment of the remaining balance of the $1.0 million advance from the Company's video poker operator. As a result of the fire insurance and other litigation settlements received, the Company has a total net deferred tax liability of approximately $7.04 million at April 30, 1999. The deferred tax liability is to be paid over approximately 39 years in accordance with Internal Revenue Service regulations. The Company intends to fund these future tax obligations through operations.

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

            In fiscal 1998 the Company began, and is now continuing, its assessment of its data processing functions to determine if they are year 2000 compliant. The Company has a task force which is assisting in its assessment of year 2000 readiness. Based in part on that assessment, in fiscal 1998 the Company purchased and installed an updated version of its accounting software that its vendor states is year 2000 compliant and is now in the process of testing that compliance. The Company has also made, and is continuing to make, inquiries to third party providers as to their compliance and is in the process of obtaining written assurances from certain vendors, as well as other race tracks with which the Company interfaces, as to their year 2000 readiness. The Company's plant and equipment, as well as the providers of services to the plant and equipment, are also being reviewed to determine whether they are year 2000 ready. The services of those providers, including electrical and telephone services, are essential to the Company's ability to operate. The Company's most significant third party technology services provider is Autotote, which performs the totalisator functions for the Company. The Company's contract with Autotote provides that the services are to be year 2000 compliant. The Company has been advised that Autotote has contracted with a third party consultant to attain such compliance. The Company has also been advised that Autotote is currently conducting year 2000 compliance testing and that Autotote believes it has completed most of the steps required for it to be year 2000 compliant. If Autotote does not become compliant, the Company's operations could be adversely affected until another provider of the totalisator function can be found. The Company's video services are provided by a third party provider, which is an affiliate of Autotote, and are also important to the Company's operations. These services include the production of the telecast signal at the Fair Grounds Race Course and distribution to the Company's tele-tracks and to other wagering facilities within and outside Louisiana. The Company is working with such provider to ensure that the software applications that provide the graphical enhancements and other distinguishing features to the telecast signals are year 2000 compliant. The video poker devices at the Company's facilities are provided by another third party provider. The Company is working with that provider to ensure that such equipment is year 2000 compliant. The failure of certain third party providers to complete their year 2000 resolution process could materially impact the Company. As a result, the Company will consider developing business relationships with alternative providers as necessary and if available.

            To date, the Company has incurred costs of approximately $45,000, including the cost and time of Company employees, to address year 2000 issues. Although the Company has not completed its assessment of its facility, data processing and other equipment and, accordingly, has not determined the total costs associated with its efforts to prepare for year 2000, the Company currently believes that the costs of addressing its year 2000 transition will not have a material adverse effect on the Company's financial condition or business operations. The Company expects to complete its assessment of year 2000 compliance by August 1999 and to complete any necessary remediation of critical systems by October 31, 1999. The Company has not yet completed a contingency plan addressing failure to be year 2000 ready.

            Impact of Inflation

            To date, inflation has not had a material effect in the Company's operations.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings.

For a description of material developments during the quarter ended April 30, 1999 in the Company's legal proceedings see Note 1, Commitments and Contingencies, in the Notes to Financial Statements which are set forth in Part I of this Form 10-Q and incorporated herein by reference.

For a description of material developments during the first quarter of fiscal 1999 in the Company's legal proceedings, see the Company's Form 10-Q for the quarter ended January 31, 1999.


Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on March 17, 1999, the Company's shareholders elected directors and also ratified the Board of Directors' appointment of Rebowe & Company, Certified Public Accountants (A Professional Corporation), as independent accountants with 355,606 shares voted for ratification, no shares voted against and 760 abstentions. The voting with respect to the nominees for election as directors was as follows:


Nominee                           Vote                  Abstentions
                           -----------------            -----------
                             For    Withheld
                             ---    --------

Katherine F. Duncan        355,606     0                    760

Richard Katcher            355,606     0                    760

Bryan G. Krantz            355,606     0                    760

Marie G. Krantz            355,606     0                    760

Ronald S. Maestri          355,606     0                    760

Charmaine R. Morel         355,606     0                    760

Wayne E. Thomas            355,606     0                    760


Item 6.        Exhibits and Reports on Form 8-K

        Exhibit 27  Financial Data Schedule (Filed electronically only)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              FAIR GROUNDS CORPORATION
                                              ---------------------------------
                                                     (Registrant)


Date:   June 11, 1999                         By: /s/ Bryan G. Krantz
     -----------------------                     ------------------------------
                                                     President



Date:   June 11, 1999                         By:  /s/ Gordon M. Robertson
     -----------------------                     ------------------------------
                                                   Chief Financial Officer