Form 10-Q
period 1999-07-31
FAIR GROUNDS CORP
filed 1999-09-14
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For Quarter Ended July 31, 1999                  Commission File Number O-7607
                  -------------                                         ------



                            FAIR GROUNDS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)




              Louisiana                                                                     72-0361770
-------------------------------------------------------------                  -----------------------------------
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

1751 Gentilly Blvd., New Orleans, LA                                                          70119
-------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                    (Zip Code)


Registrant's telephone number including area code       (504) 944-5515
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

         [X]    Yes        [ ]  No

         468,580 Common Shares were outstanding as of September 1, 1999.

                            FAIR GROUNDS CORPORATION

                                      INDEX


                                                                                                                Page
                                                                                                               -----
PART I.        FINANCIAL INFORMATION

               Item 1.        Financial Statements

                              Balance Sheet, July 31, 1999 (Unaudited)
                              and Balance Sheet, October 31, 1998                                                 3

                              Statements of Operations and Retained
                              Earnings for the Three Months Ended
                              July 31, 1999 and 1998 (Unaudited)                                                  5

                              Statements of Operations and Retained
                              Earnings for the Nine Months Ended
                              July 31, 1999 and 1998 (Unaudited)                                                  8

                              Statements of Cash Flows for the Nine
                              Months Ended July 31, 1999 and 1998
                              (Unaudited)                                                                        11

                              Notes to Financial Statements for the Nine
                              Months Ended July 31, 1999 and 1998 (Unaudited)                                    13

               Item 2.        Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                                19

PART II.       OTHER INFORMATION

               Item 1.        Legal Proceedings                                                                  31

               Item 4.        None

               Item 6.        Exhibits and Reports on Form 8-K                                                   32


SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                          (Unaudited)
                                            July 31,          October 31,
                                             1999                1998
                                          ------------       ------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents           $  7,662,561       $  7,577,730
      Cash and cash equivalents
           - restricted                        125,665            118,218
      Accounts receivable                      631,969          1,078,638
      Mutuel settlements                            --            139,964
      Inventory                                121,983            118,357
      Prepaid expenses                       1,867,349            437,322
      Deferred Taxes                            59,940             59,940
                                          ------------       ------------

           Total Current Assets             10,469,467          9,530,169
                                          ------------       ------------

OTHER ASSETS                                   271,802            283,411
                                          ------------       ------------

PROPERTY, PLANT AND EQUIPMENT
      Buildings and improvements            44,054,580         43,870,295
      Land improvements                      4,321,672          4,348,135
      Automotive equipment                     963,243            931,424
      Machinery and equipment                2,679,060          2,432,433
      Furniture and fixtures                   394,118            366,575
                                          ------------       ------------

           Total                            52,412,673         51,948,862

      Less: accumulated depreciation
           and amortization                (17,372,131)       (15,904,346)
                                          ------------       ------------

      Depreciable property - net            35,040,542         36,044,516
      Land                                   3,286,281          3,286,281
                                          ------------       ------------

      Property, plant and
           equipment - net                  38,326,823         39,330,797
                                          ------------       ------------

           TOTAL ASSETS                   $ 49,068,092       $ 49,144,377
                                          ============       ============



(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                          (Unaudited)
                                            July 31,          October 31,
                                             1999                1998
                                          ------------       ------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable                       $    193,750       $     46,894
      Accounts payable                         187,227          1,493,409
      Construction contract payable                 --             58,732
      Accrued liabilities:
           Deferred purses                   4,991,134          7,930,825
           Host track fees                     429,372            374,251
           Mutuel settlements                  171,563                 --
           Uncashed mutuel tickets             475,612            446,786
           Other                               268,413            369,135
      Deferred revenues                        237,610            275,701
      Income taxes payable                   1,996,720            450,185
                                          ------------       ------------

           Total Current Liabilities         8,951,401         11,445,918
                                          ------------       ------------

DEFERRED INCOME TAXES                        7,043,865          7,043,865
                                          ------------       ------------

           Total Liabilities                15,995,266         18,489,783
                                          ------------       ------------

STOCKHOLDERS' EQUITY
      Capital stock - no par value;
           authorized 600,000 shares,
           469,940 shares issued and
           468,580 shares outstanding        1,525,092          1,525,092
      Additional paid-in-capital             1,936,702          1,936,702
      Retained earnings                     29,646,557         27,228,325
                                          ------------       ------------

           Total                            33,108,351         30,690,119

      Less:  treasury stock at cost,
           1,360 shares                        (35,525)           (35,525)
                                          ------------       ------------

           Total Stockholders' Equity       33,072,826         30,654,594
                                          ------------       ------------

           TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY      $ 49,068,092       $ 49,144,377
                                          ============       ============


See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                For the Three Months Ended July 31, 1999 and 1998
                                   (Unaudited)


                                             1999                1998
                                          ------------       ------------
REVENUES
      Pari-mutuel commissions             $  5,202,953       $  5,070,392
      Breakage                                 141,970            116,358
      Uncashed mutuel tickets                  267,610            273,736
                                          ------------       ------------

           Total                             5,612,533          5,460,486

      Less: pari-mutuel tax                    678,765            705,371
                                          ------------       ------------

           Total Mutuel Income               4,933,768          4,755,115

      Concessions                              295,583            311,058
      Video poker (net)                        416,584            406,499
      Admissions(net of taxes)                  73,032             77,598
      Programs and forms                       318,532            393,507
      Miscellaneous                            283,098            167,595
                                          ------------       ------------

           Total Operating Revenues          6,320,597          6,111,372
                                          ------------       ------------

RACING EXPENSES
      Purses                                 1,936,626          1,830,360
      Salaries and related taxes
           and benefits                      1,730,864          1,293,228
      Contracts and services                   437,302            293,121
      Host track fees                          831,271            799,421
      Depreciation                             484,341            524,480
      Cost of sales - concessions               89,431            125,948
      Utilities                                223,855            291,923
      Repairs and maintenance                  145,506            196,256
      Programs, forms and other
           supplies                            324,599            373,140
      Advertising and promotion                373,885            367,361
      Rent                                     101,579             68,960
      Miscellaneous                             67,742            214,729
                                          ------------       ------------

           Total Racing Expenses          $  6,747,001       $  6,378,927
                                          ------------       ------------

(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                For the Three Months Ended July 31, 1999 and 1998
                                   (Unaudited)


                                              1999               1998
                                          ------------       ------------
GENERAL AND ADMINISTRATIVE EXPENSES
      Salaries and related taxes
           and benefits                   $    373,965       $    442,383
      Insurance                                241,632            195,186
      Property taxes                           244,680            224,071
      Legal, audit and director fees           359,250            187,625
      Contracts and services                    33,027             25,155
      Office expenses                           96,458             41,468
      Miscellaneous                             83,468             47,362
                                          ------------       ------------

           Total General and
           Administrative Expenses           1,432,480          1,163,250
                                          ------------       ------------

NET LOSS FROM OPERATIONS                    (1,858,884)        (1,430,805)

OTHER INCOME (EXPENSE)
      Jazz and Heritage Festival Income        193,674            863,842
      Interest expense                          (6,712)                --
      Interest income                           45,403             37,391
                                          ------------       ------------

Loss Before Benefit For Income Taxes
and Extraordinary Item                      (1,626,519)          (529,572)

      Benefit for income taxes                (662,994)          (580,600)
                                          ------------       ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
      (per share - 1999 - ($2.06),
      1998 - $.11)                            (963,525)            51,028

Extraordinary item - gain from fire                 --          1,452,000
                                          ------------       ------------
      (net of $748,000 taxes in 1998)
NET INCOME (Loss) (per share
      1999 - ($2.06), 1998 - $3.21)       $   (963,525)      $  1,503,028

RETAINED EARNINGS, BEGINNING OF
PERIOD                                    $ 30,610,082       $ 24,342,817

RETAINED EARNINGS, END OF PERIOD          $ 29,646,557       $ 25,845,845
                                          ============       ============

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                For the Three Months Ended July 31, 1999 and 1998
                                   (Unaudited)


CASH DIVIDENDS PER SHARE               $       NONE      $       NONE
                                       ============      ============

WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING                    468,580           468,580
                                       ============      ============

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                       For the Nine Months Ended July 31,
                                  1999 and 1998
                                   (Unaudited)

                                              1999               1998
                                          ------------       ------------
REVENUES
      Pari-mutuel commissions             $ 20,881,549       $ 19,463,106
      Breakage                                 578,369            422,432
      Uncashed mutuel tickets                  441,634            406,596
                                          ------------       ------------

           Total                            21,901,552         20,292,134

      Less: pari-mutuel tax                 (2,626,526)        (2,579,406)
                                          ------------       ------------

      Commission income                     19,275,026         17,712,728
      Host track fees                       10,311,004          7,284,312
                                          ------------       ------------

           Total Mutuel Income              29,586,030         24,997,040

      Concessions                            2,045,898          1,949,611
      Video poker (net)                      1,295,708          1,248,880
      Admissions(net of taxes)                 647,019            690,959
      Parking                                   56,606             43,287
      Programs and forms                     1,188,800          1,274,771
      Miscellaneous                            935,555            470,931
                                          ------------       ------------

           Total Operating Revenues         35,755,616         30,612,479
                                          ------------       ------------

RACING EXPENSES
      Purses                                12,748,240         10,549,397
      Salaries and related taxes
           and benefits                      6,403,511          5,642,517
      Contracts and services                 2,331,287          1,803,313
      Host track fees                        2,477,603          2,337,305
      Depreciation                           1,464,857          1,486,909
      Cost of sales - concessions              659,576            667,721
      Utilities                                722,611            852,279
      Repairs and maintenance                  520,760            636,118
      Programs, forms and other
           supplies                          1,486,922          1,451,062
      Advertising and promotion              1,105,582            926,752
      Rent                                     266,292            244,232
      Miscellaneous                            526,551            518,653
                                          ------------       ------------

           Total Racing Expenses          $ 30,713,792       $ 27,116,258
                                          ------------       ------------

(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                For the Nine Months Ended July 31, 1999 and 1998
                                   (Unaudited)



                                              1999               1998
                                          ------------       ------------
GENERAL AND ADMINISTRATIVE EXPENSES
      Salaries and related taxes
           and benefits                   $  1,577,235       $  1,051,800
      Insurance                                657,713            671,630
      Property taxes                           724,550            585,764
      Legal, audit and director fees           795,897            561,356
      Loan closing costs                            --             24,042
      Contracts and services                    97,321            142,864
      Office expenses                          252,726            341,722
      Miscellaneous                          1,274,084            281,341
                                          ------------       ------------

           Total General and
           Administrative Expenses           5,379,526          3,660,519
                                          ------------       ------------

NET LOSS FROM OPERATIONS                      (337,702)          (101,298)

OTHER INCOME (EXPENSE)
      Jazz and Heritage Festival Income      1,248,320          1,390,536
      Interest expense                         (17,021)           (12,509)
      Interest income                          114,923            100,897

INCOME  BEFORE PROVISION FOR INCOME
TAXES AND EXTRAORDINARY ITEM                 1,008,520          1,434,159

Provision for income taxes                     511,676            376,968
                                          ------------       ------------

INCOME BEFORE EXTRAORDINARY ITEM
      (per share - 1999 - $1.06,
      1998 - $2.26)                            496,844          1,057,191

Extraordinary item - gain from fire
      (net of $1,593,312 and $3,366,000
      of taxes in 1999 and 1998,
      respectively)                          2,389,968          6,534,000
                                          ------------       ------------

NET INCOME (per share
      1999 - $6.16, 1998 - $16.20)        $  2,886,812       $  7,591,191

RETAINED EARNINGS, BEGINNING OF
PERIOD                                    $ 27,228,325       $ 18,254,654

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                For the Nine Months Ended July 31, 1999 and 1998
                                   (Unaudited)

                                              1999               1998
                                          ------------       ------------
DIVIDENDS PAID                                (468,580)                --

RETAINED EARNINGS, END OF PERIOD          $ 29,646,557       $ 25,845,845
                                          ============       ============


CASH DIVIDENDS PER SHARE                  $       1.00       $       NONE
                                          ============       ============

WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING                       468,580            468,580
                                          ============       ============


See accompanying notes to financial statements

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
                For the Nine Months Ended April 31, 1999 and 1998
                                   (Unaudited)


                                                     1999              1998
                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                 $  2,886,812      $  7,591,191
                                                 ------------      ------------
      Adjustments to reconcile net income
           to net cash used for
           operating activities:
           Extraordinary item -
                gain from fire                     (3,983,280)       (9,900,000)
           Depreciation                             1,464,857         1,486,909
           Deferred income taxes                           --         3,635,528
           Change in assets and liabilities:
           (Increase) decrease in:
                Accounts receivable                   586,633           635,007
                Inventory                              (3,656)           13,326
                Prepaid expenses                   (1,429,997)         (483,695)
                Restricted cash                        (7,447)               --
           Increase (decrease) in
                Accounts payable and
                     accrued liabilities           (1,180,220)         (923,133)
                Deferred revenue                      (38,091)         (155,360)
                Deferred purses                    (2,939,691)       (2,599,495)
                Income taxes payable                1,546,535          (121,000)
                Uncashed mutuel tickets                28,826           120,375
                Contracts payable                     (58,732)               --

                     Total adjustments             (6,041,263)       (8,251,538)
                                                 ------------      ------------

           Net cash used for operating
                activities                         (3,127,451)         (660,347)
                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Proceeds from litigation
                settlement                          3,983,280         9,900,000
           Capital expenditures                      (460,883)       (4,147,589)
           Decrease in deposits                        11,609             7,503
           Proceeds provided by sale of
                investment securities                      --           596,000
           Decrease in restricted cash                     --         2,525,484
                                                 ------------      ------------

           Net cash provided by investing
                activities                          3,534,006         8,881,398
                                                 ------------      ------------

(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                For the Nine Months Ended July 31, 1999 and 1998
                                   (Unaudited)


                                              1999               1998
                                          ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Loan proceeds                       $    346,131       $    110,650
      Principal repayments on loans           (199,275)        (5,318,903)
      Advances from third party              1,000,000          1,000,000
      Repayments to third party             (1,000,000)        (1,000,000)
      Dividends paid                          (468,580)                --
                                          ------------       ------------

Net cash used for
      financing activities                    (321,724)        (6,571,391)
                                          ------------       ------------

NET INCREASE(DECREASE)IN CASH
   AND CASH EQUIVALENTS                         84,831         (2,546,197)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                    7,577,730          6,264,934
                                          ------------       ------------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                       $  7,662,561       $  3,718,737
                                          ============       ============

SUPPLEMENTAL DISCLOSURES:

      Interest paid                       $     17,021       $    391,182
                                          ============       ============


      Income taxes paid                   $  1,283,000       $         --
                                          ============       ============

NOTE 1 - COMMITMENTS AND CONTINGENCIES

Fire Related Litigation

The Company has been a party to a number of legal proceedings which have arisen as a result of the December 1993 fire or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of such fire-related proceedings that were concluded during the nine months ended July 31, 1999 or have not yet been concluded:

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

A suit was filed in 1996 by the Louisiana Horsemen's Benevolent and Protective Association ("LHBPA"), an association of horsemen organized to promote the dissemination of information on issues critical to horsemen and the exchange of ideas and information, against the Company, the State of Louisiana, and all other pari-mutuel wagering facilities operating in Louisiana. The LHBPA is seeking a larger portion of video poker proceeds on the grounds that the State of Louisiana and the horse racing tracks in

Louisiana have misinterpreted a Louisiana statute specifying the amount of revenues from video poker machines at pari-mutuel wagering facilities that are to be used as purse supplements. Management believes that the Company is in compliance with the Louisiana statute and the guidelines established by the Louisiana State Police Gaming Division, which regulates compliance with the State of Louisiana video poker law, and that the Company has sufficient defenses to all claims. However, there is no assurance that the Company will successfully defend the LHBPA's claims. Because the amount in question could be substantial, the failure by the Company to prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

In July 1997, Evelyn Allen and other present or former security or concessions employees of the Company filed an action in the United States District Court in New Orleans claiming that the plaintiffs were entitled, under the Fair Labor Standards Act, to overtime differential pay for hours worked over 40 in each work week from July 1994 to July 1997. Two of the plaintiffs also sought to recover damages for alleged retaliatory discharge. In December 1998, the Company and the plaintiffs reached a settlement agreement and in May 1999 the Company paid the plaintiffs $100,000 in full settlement of all claims for overtime pay. The retaliatory discharge claims were tried in December 1998. At the conclusion of evidence, the court dismissed those claims. In August 1999, the plaintiffs were awarded attorneys fees in the amount of $65,000 which have been paid by the Company.

Except as described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

NOTE 2 - ADVANCE

In January 1999, the Company received a non-interest bearing advance of $1,000,000 from Video Services, Inc. This advance was repaid in full in six equal monthly installments beginning in February 1999.

NOTE 3 - RECLASSIFICATION

In the three months and the nine months ended July 31, 1999, host track fee income was reported at its contractual rate of approximately 3% of the betting handle. In the prior comparable periods, host track fee income was shown net of related purse expenses. The July 31, 1998 host track fees and related purse expenses have been reclassified to conform to the current three months and nine months presentations. This reclassification has no effect on the earnings for the three months or nine months ended July 31, 1998.

NOTE 4 - GUARANTY FEE

In March 1999, the Company, as approved by its Board of Directors, paid to Marie
G. Krantz a guaranty fee in the amount of $988,789, which was computed on the basis of the Company's outstanding reconstruction indebtedness during the period set forth below, for her guaranty of, and pledge of personal assets to secure, the Company's reconstruction debt from 1995 through completion of construction in late 1997. Such fee is included General and Administrative Expenses - Miscellaneous for the nine months ended July 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 1999 AND 1998


         Revenues. During the fiscal quarters ended July 31, 1999 and 1998, the Company derived its pari-mutuel income from the operation of its tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management Corporation, an affiliated company, the Company operated tele-track facilities in Terrebonne, St. Tammany and Jefferson Parishes, Louisiana.

         For the fiscal quarter ended July 31, 1999, the Company reported total pari-mutuel wagering of $25,835,364 compared to $25,026,636 in the same quarter in fiscal 1998.

         Comparative pari-mutuel wagering and attendance figures for the quarters ended July 31, 1999 and 1998 are as follows:

                                1999                            1998
                             ----------                      ----------
Pari-mutuel wagering:
   Off-track handle          25,835,364                      25,026,636
                             ----------                      ----------

Total Attendance                117,459                         113,427
                             ==========                      ==========


         The Company attributes the $808,728, or 3.2%, increase in off-track handle primarily to increased attendance at the teletracks.

         With the increase in off-track teletrack handle, the Company's operating revenues in the quarter ended July 31, 1999 increased by $209,225, or 3.4%, from the prior comparable fiscal quarter. This included increases of $132,561, or 2.6%, in pari-mutuel commissions, $25,612, or 22%, in breakage, $10,085, or 2.5%, in video poker revenues, $21,042, or 6.8%, in net concession sales, and $115,503, or 68.9%, in miscellaneous revenues.

         Miscellaneous revenue increased primarily as a result of additional promotional fee revenue received in the current fiscal quarter. In addition, the Company also reported approximately $30,000 in special event sales that did not occur in the prior comparable fiscal quarter.

         These increases were partially offset by decreases in concessions, admissions, and forms and programs revenues. Admissions are no longer being collected at the Company's teletrack in Lafourche Parish. Programs and forms sales and related costs decreased as a result of the continued decline of racing forms sales. Management believes racing form sales are being replaced by the sales of less expensive racing programs.

         Racing Expenses. Total racing expenses for the quarter ended July 31, 1999 increased $368,074, or 5.8%, over the prior comparable fiscal quarter, partially as a result of the increased pari-mutuel activities. These included an increase of $106,266, or 5.8%, in purses. Other increases included salaries and related taxes and benefits, contracts and services, host track fees, advertising and promotions, and rent. Salaries and related taxes and benefits increased, in part, due to the payment of approximately $130,000 in back wages in connection with the previously reported settlement of claims for overtime pay. The increase was also due, in part, to salary adjustments made during the current year period. These increases were partially offset by decreases in utilities, repairs and maintenance, programs, forms and other supplies and miscellaneous expenses. Certain repairs and maintenance costs were higher in the prior comparable fiscal quarter due to costs associated with the move to, and the first year operations in, the new facilities. The rent increase in the current fiscal quarter represents a retroactive rent increase at the Bourbon Street teletrack.

         In the prior comparable fiscal quarter, miscellaneous expense included breeders' awards of approximately $130,000. The breeders' awards this year were approximately $122,000 and were included in the fiscal quarter ended April 30, 1999.

         General and Administrative Expenses. General and administrative expenses increased by $269,230, or 23.1%, in the current fiscal quarter primarily as a result of an increase in insurance, property taxes, contracts and services, office expenses, miscellaneous expenses and legal fees relating to ongoing litigation discussed elsewhere herein. These increases were partially offset by a decrease in salaries and related taxes and benefits.

         Other Income (Expense). Other income decreased in the current fiscal quarter by $655,481, or 72.7%, primarily as a result of a $670,168 decrease in Jazz and Heritage Festival income. The decrease in Jazz and Heritage Festival income was primarily attributable to a timing difference, with two days of the 1999 Jazz and Heritage Festival falling in the third quarter of fiscal 1999 compared to four days of the 1998 Jazz and Heritage Festival falling in the third quarter of fiscal 1998.

         Extraordinary Item. During fiscal quarter ended July 31, 1998, the Company received settlement payments in connection with the fire related litigation previously reported in the aggregate amount of $2.2 million. These proceeds were reported net of related taxes of approximately $748,000. No settlement proceeds were received in the quarter ended July 31, 1999.

         Income Taxes. For the fiscal quarter ended July 31, 1999 income tax benefit was $662,994 compared to an income tax benefit of $580,600 in the comparable quarter in fiscal 1998. The difference between periods reflects changes in pretax income and changes in deferred tax assets and liabilities between the respective periods.

         Net Income (Loss). The Company reported a loss of ($963,525) for the fiscal quarter ended July 31, 1999 compared to net income of $1,503,028 for the fiscal quarter ended July 31, 1998. Excluding the extraordinary item discussed above, net income in the quarter ended July 31, 1998 was $51,028.

   COMPARISON OF THE NINE MONTHS ENDED JULY 31, 1999 AND 1998

         Revenues. During the nine months ended July 31, 1999 and 1998, the Company derived its pari-mutuel income by conducting live racing 88 days during each nine month period and in the operation of its tele-tracks for off-track wagering. During each such period, in addition to live racing conducted at the Fair Grounds Race Course in New Orleans, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management Corporation, an affiliated company, the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana.

         For the nine months ended July 31, 1999, the Company reported total in-state pari-mutuel wagering of $104,372,668 compared to $98,467,254 in the same period in fiscal 1998.

         Comparative pari-mutuel wagering and attendance figures for the nine months ended July 31, 1999 and 1998 are as follows:

                                             1999                1998
                                          ------------       ------------
Pari-mutuel wagering:
   On-track handle                        $ 27,412,562       $ 25,789,351
   Off-track handle                         76,960,106         72,677,903
                                          ------------       ------------
   Total in-state wagering                $104,372,668       $ 98,467,254
                                          ============       ============

   Out-of-state simulcast handle          $321,342,925       $219,770,183
                                          ============       ============

Total On-Track Attendance                      453,925            479,044
                                          ============       ============


         The Company attributes the $1,623,211, or 6.3%, increase in the on-track handle in the current nine month period primarily to additions to the amenities provided by the new racing facility and the improved quality of racing resulting from increased purses paid during the fiscal 1999 race meet.

         The Company believes that the $4,282,203, or 5.9%, increase in off-track handle is primarily due to the Company transmitting better simulcasting signals and to higher quality horses racing in the Company's fiscal 1999 live racing meet. The $101,572,742, or 46.2%, increase in out-of-state handle is believed to be the result of those same factors. In addition, during the fiscal 1999 race meet the Company's races were sometimes simulcasted to locations that do not generally receive simulcasts of the Company's races because certain other tracks were unable to race due to severe winter weather, thus increasing the Company's simulcasting handle. During the nine months ended July 31, 1999, the Company experienced significant handle increases from California and New York. These two markets accounted for approximately $46.4 million or 46% of the handle increase.

         With the increase in total handle, the Company's operating revenues in the nine months ended July 31, 1999 increased by $5,143,137, or 16.8%, from the prior period. This included increases of $1,418,443 or 7.3%, in pari-mutuel commissions, $155,937, or 36.9%, in breakage, $96,287, or 4.9%, in concessions, $3,026,692, or 41.5%, in host track fees, $46,828, or 3.7%, in video poker revenues, $13,319, or 30.8%, in parking revenues, and $527,624, or 1.29%, in miscellaneous revenues, which included approximately $150,000 of promotional fee revenues paid by third parties who advertise in the Company's racing program plus $135,000 of promotional fees paid to the Company by its video poker operator. In addition, also included in miscellaneous revenues is group sales and special events revenues held at the Company's facilities which are approximately $88,000 more than the prior comparable fiscal quarter. These increases were partially offset by a $43,940, or 6.4%, decrease in admissions revenues and a $85,971, or 6.7%, decrease in programs and forms revenue. Admissions are no longer collected at the Company's teletrack in Lafourche Parish. Programs and forms revenues have decreased as a result of a continued decline of racing form sales. Management believes racing form sales are being replaced by the sales of less expensive racing programs.

         Racing Expenses. Total racing expenses increased $3,597,534, or 13.3%, over the prior period, primarily as a result of the increased pari-mutuel activities. This increase included an increase of $2,198,843, or 20.8%, in purses. Other increases included salaries and related taxes and benefits, contracts and services, programs, forms and other supplies, advertising and promotions, host track fees paid by the Company and miscellaneous racing expenses. These increases were partially offset by decreases in utilities and repairs and maintenance, which were higher in the prior period as a result of the move to the new facilities.

         General and Administrative Expenses. General and administrative expenses increased by $1,719,007, or 46.9%, in the current nine month period primarily as a result of increased salaries due to performance bonuses paid in the second fiscal quarter to key personnel, increased property taxes, and increased legal fees relating to ongoing litigation discussed elsewhere herein. Miscellaneous expenses increased in the current nine month period as a result of a payment of guaranty fee of $988,789 paid to Marie G. Krantz for her guaranty of, and pledge of personal assets to secure, the Company's reconstruction debt from 1995 through completion in late 1997. These increases were partially offset by decreases in insurance costs due to lower property and general liability premiums, decreased contracts and services, and decreased office expenses.

         Other Income (Expense). Other income decreased in the nine months ended July 31, 1999 by $132,702, or 9%, as a result of a $142,216 decrease in Jazz and Heritage Festival income. The decrease in Jazz and Heritage Festival income was primarily attributable to a $25,000 increase of the festival sponsorship fee, a decrease in infield food sales compared to the 1998 festival, and increased cost of goods sold at the 1999 festival.

         Extraordinary Items. During the nine months ended July 31, 1999, the Company received settlement payments in connection with the fire related litigation previously reported in the aggregate amount of $3.98 million. These proceeds were reported net of related taxes of approximately $1.59 million. In the comparable prior fiscal year period, settlements totaled $7.7 million and were reported net of $2.85 million of related taxes.

         Income Taxes. For the nine months ended July 31, 1999 income tax expense was $511,676, compared to income tax expense of $376,968 for the comparable nine months in fiscal 1998. The difference between periods reflects changes in pretax income and deferred tax assets and liabilities between the respective periods.

         Net Income. The Company reported net income of $2,886,812 for the nine months ended July 31, 1999 compared to $7,591,191 for the nine months ended July 31, 1998. Excluding the extraordinary items discussed above, net income in the current nine month period was $496,844 compared to $1,057,191 in the nine month period ended July 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         General

         Cash and cash equivalents increased $84,831 during the nine months ended July 31, 1999, compared to a decrease of $2,546,197 during the nine months ended July 31, 1998. The increase in cash and cash equivalents in fiscal 1999 was the result of cash provided by investing activities of $3,534,006, partially offset by cash used in operating activities of $3,127,451, and cash used for financing activities of $321,724.

         Cash provided from investing was primarily from proceeds from fire litigation settlements described elsewhere herein. Cash used in operations was primarily due to the payment of purses during the Company's live racing meet. Cash used by financing was primarily the result of dividends paid on the Company's stock partially offset by short term financing proceeds.

         As of July 31, 1999, the Company had received cumulatively, since the December 1993 fire, approximately $48 million, before taxes, of insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers or in litigation settlements. The Company's new main grandstand and racing facility was substantially completed in November 1997 and was opened for the start of the Company's 1997-98 live racing meet. The total cost of constructing and furnishing the facility, including the tele-track facility at the Fair Grounds Race Course that was completed in late 1994, through July 31, 1999 was in excess of $35 million.

         On April 14, 1998, the Company entered into a working capital line of credit agreement with First National Bank of Commerce (now Bank One) for a term of one year. The line of credit is for $2.5 million with interest at 8% on amounts outstanding. The credit agreement has been extended beyond April 14, 1999 but a new credit agreement has not been entered into with Bank One. The Company has had discussions with other lenders about entering into a credit agreement with them. There is no assurance that the Company will enter into a new credit agreement with Bank One or any other lender. There were no amounts drawn down or outstanding on this line of credit during the nine months ended July 31, 1999.

         The Company believes that the combination of existing cash, cash from future operations, any additional amounts received in the fire-related litigation, funds available under its working capital line of credit, and the Company's increased capacity to incur short-term and long-term indebtedness, if necessary, will be sufficient to fund the Company's cash requirements for the foreseeable future. As a result of the fire insurance and other litigation settlements received, the Company has a total net deferred tax liability of approximately $7.04 million at July 31, 1999. The deferred tax liability is to be paid over approximately 39 years in accordance with Internal Revenue Service regulations. The Company intends to fund these future tax obligations through operations.

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

         In fiscal 1998 the Company began, and has now substantially completed, its assessment of its data processing functions to determine if they are year 2000 compliant. The Company formed a task force which has assisted in its assessment of year 2000 readiness. Based in part on that assessment, in fiscal 1998 the Company purchased and installed an updated version of its accounting software that its vendor states is year 2000 compliant and has now substantially completed the process of testing that compliance.

         The Company has also made inquiries to third party providers as to their compliance and has obtained assurances from certain vendors, as well as other race tracks with which the Company interfaces, as to their year 2000 readiness. The Company's plant and equipment, as well as the providers of services to the plant and equipment, have also been questioned to determine whether they are year 2000 ready. The services of those providers, including electrical and telephone services, are essential to the Company's ability to operate. The Company's most significant third party technology services provider is Autotote, which performs the totalisator functions for the Company. The Company's contract with Autotote provides that the services are to be year 2000 compliant. The Company has been advised that the totalisator functions provided by Autotote are year 2000 compliant. However, if, in fact, Autotote is not compliant, the Company's operations could be adversely affected until another provider of the totalisator function can be found. The Company's video services are provided by a third party provider, which is an affiliate of Autotote, and are also important to the Company's operations. These services include the production of the telecast signal at the Fair Grounds Race Course and distribution to the Company's tele-tracks and to other wagering facilities within and outside Louisiana. The Company has worked with such provider to ensure that the software applications that provide the graphical enhancements and other distinguishing features to the telecast signals are year 2000 compliant. The Company has been informed that most of those applications are year 2000 compliant and has been assured that the remaining applications will soon be year 2000 ready. The video poker devices at the Company's facilities are provided by another third party provider. The Company has been advised that such equipment is now year 2000 compliant. The failure of certain third party providers to complete their year 2000 resolution process could materially impact the Company. As a result, the Company will consider developing business relationships with alternative providers as necessary and if available.

         To date, the Company has incurred costs of approximately $50,000, including the cost and time of Company employees, to address year 2000 issues. The Company has substantially completed its assessment of its facility, data processing and other equipment and believes that the total costs associated with its efforts to prepare for year 2000 will not have a material adverse effect on the Company's financial condition or business operations. The Company expects to complete its assessment of year 2000 compliance by the end of September 1999 and to complete any necessary remediation of critical systems by October 31, 1999. The Company has not yet completed a contingency plan addressing failure to be year 2000 ready.

         Impact of Inflation

         To date, inflation has not had a material effect in the Company's operations.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of material developments during the quarter ended July 31, 1999 in the Company's legal proceedings see Note 1, Commitments and Contingencies, in the Notes to Financial Statements which are set forth in Part I of this Form 10-Q and incorporated herein by reference.

For a description of material developments during the first two quarters of fiscal 1999 in the Company's legal proceedings, see the Company's Forms 10-Q for the quarters ended January 31, 1999 and April 30, 1999.

Item 6. Exhibits and Reports on Form 8-K

    Exhibit 27  Financial Data Schedule (Filed electronically only)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 FAIR GROUNDS CORPORATION
                                             -----------------------------------
                                                      (Registrant)


Date:   September 14, 1999                   By: /s/ Bryan G. Krantz
     -----------------------                   ---------------------------------
                                                     Bryan G. Krantz
                                                     President


Date:   September 14, 1999                   By:  /s/ Gordon M. Robertson
     -----------------------                    --------------------------------
                                                      Gordon M. Robertson
                                                      Chief Financial Officer