Form 10-K405/A
period 1998-10-31
FAIR GROUNDS CORP
filed 2000-01-27
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Registrant's telephone number including area code   504/944-5515
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

         Title of each class       Name of each exchange on which registered
         -------------------       -----------------------------------------

         NOT APPLICABLE                               NONE

Securities registered pursuant to Section 12 (g) of the Act:

                           Common Stock, No Par Value
                           --------------------------
                                (Title of Class)

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

                               PAGE 1 OF 45 PAGES
                            EXHIBIT INDEX ON PAGE 43

                                TABLE OF CONTENTS

Item                                                                 Page
----                                                                 ----

ITEM 6.     SELECTED FINANCIAL DATA.................................... 3

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS........................ 4

ITEM 8.     FINANCIAL STATEMENTS.......................................12

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K........................................39

SIGNATURES.............................................................42

EXHIBIT INDEX..........................................................43

                                EXPLANATORY NOTE

This Form 10-K/A is being filed to amend the Registrant's Form 10-K for the fiscal year ended October 31, 1998, which was filed with the Securities and Exchange Commission on February 11, 1999 to correct for an error in the calculation of deferred income taxes for the fiscal year ended October 31, 1998.

                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA

                            FAIR GROUNDS CORPORATION
                             SELECTED FINANCIAL DATA


                                                               For the Five Years Ended October 31

                                            1998              1997              1996              1995              1994
                                       ------------      ------------      ------------      ------------      ------------

OPERATING REVENUES                     $ 36,785,091      $ 30,980,259      $ 27,496,500      $ 23,031,031      $ 22,371,571

OPERATING EXPENSES                       39,209,437        32,201,167        29,809,843        26,394,452        26,094,568
                                       ------------      ------------      ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS          (2,424,346)       (1,220,908)       (2,313,343)       (3,363,421)       (3,722,997)

INTEREST EXPENSE                             19,752           266,435           791,566            12,318           284,926

OTHER INCOME                              1,483,027         3,013,320         4,279,503         2,459,163           605,553
                                       ------------      ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM, AND
  CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES                    (961,071)        1,525,977         1,174,594          (916,576)       (3,402,370)

PROVISION (BENEFIT) FOR
  INCOME TAXES                             (645,355)          775,288           294,896          (300,460)       (1,878,635)

EXTRAORDINARY ITEM - GAIN
  FROM FIRE (NET OF TAXES)                6,272,628         9,022,525                --                --         9,312,758

CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES                       --                --                --           104,000           (75,094)
                                       ------------      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                      $  5,956,912      $  9,773,214      $    879,698      $   (512,116)     $  7,713,929
                                       ============      ============      ============      ============      ============

COMMON SHARES OUTSTANDING                   469,940           469,940           469,940           469,940           469,940
                                       ============      ============      ============      ============      ============

LOSS FROM CONTINUING OPERATIONS
  PER COMMON SHARE                     $      (5.17)     $      (2.61)     $      (4.94)     $      (2.18)     $      (7.95)
                                       ============      ============      ============      ============      ============
NET INCOME (LOSS) PER COMMON
 SHARE                                 $      12.71      $      20.80      $       1.87      $      (1.09)           (16.48)
                                       ============      ============      ============      ============      ============

CASH DIVIDENDS DECLARED
 PER SHARE                             $       None      $       None      $       None      $       None      $       None
                                       ============      ============      ============      ============      ============

TOTAL ASSETS                           $ 49,144,377      $ 48,089,820      $ 34,791,597      $ 30,954,654      $ 26,470,322
                                       ============      ============      ============      ============      ============

NOTES PAYABLE (EXCLUDING
         CURRENT PORTION)              $         --      $         --      $         --      $         --      $  1,000,000
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

         Comparative pari-mutuel wagering and attendance figures for the fiscal years ended October 31, 1998 and 1997 are as follows:

                                          1998             1997
                                     ------------     ------------
Pari-mutuel wagering:
   On-track handle                   $ 25,789,351     $ 20,200,754
   Off-track handle                    93,921,423       85,481,397
                                     ------------     ------------
   Total in-state wagering           $119,710,774     $105,682,151
                                     ============     ============
   Out-of-state simulcast handle     $219,765,627     $165,823,806
                                     ============     ============
Attendance:
   On-track                               189,439          109,982
   Off-track                              391,271          389,149
                                     ------------     ------------
Total Attendance                          580,710          499,131
                                     ============     ============

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

Net Income. The Company reported net income of $5,956,912 for the fiscal year ended October 31, 1998 compared to net income of $9,773,214 for the previous fiscal year. In both fiscal years, the Company received significant litigation settlements as described herein, and in fiscal 1998 the Company also reported a $645,355 income tax benefit as described herein. In addition, as previously reported, in fiscal 1997, the Company received video poker franchise fee relief of approximately $1.92 million which was not available in fiscal 1998. The Company anticipates that net income for fiscal 1999 will be substantially below net income for fiscal 1998 because the Company does not expect to record an income tax benefit in fiscal 1999 similar to that recorded in fiscal 1998 and the Company may not receive any significant litigation recoveries in fiscal 1999.

Operating Revenues. As a result of the increases in total attendance and wagering on the Company's races, the Company's fiscal 1998 operating revenues increased by $5,804,832, or 18.7%, from the prior fiscal year. This included increases of $2,919,060, or 14%, in pari-mutuel commissions, $37,268, or 7.74%, in breakage, $1,366,481, or 23.8%, in host track fees, $553,084, or 23.6%, in video poker revenue, and $456,199, or 154%, in admissions revenue. Admission revenues include admissions to box seats and suites that were unavailable prior to the opening of the new racing facility in November 1997. In addition, net concessions revenues increased by approximately $586,417, or 65.8%, as a result of the opening of the new clubhouse and grandstand facilities. The Company believes that operating revenues in fiscal 1999 will be slightly higher than in fiscal 1998 due to further increases in attendance and wagering.

Racing Expenses. Total racing expenses increased by $5,743,309, or 20.4%, over fiscal year 1997, primarily as a result of increases in purses, racing salaries and related benefits, host track fees, repairs and maintenance, advertising and promotion, utilities, program paper, forms and other supplies, and miscellaneous racing expenses, arising from the increased pari-mutuel handle and attendance at the new racing facility. Depreciation expense increased by $258,826, or 16.3%, also due to the opening of the new facility. The Company expects that racing expenses in fiscal 1999 will be slightly higher than in fiscal 1998.

General and Administrative Expenses. General and administrative expenses for the fiscal year ended October 31, 1998 increased $1,264,961, or 30.8%, from the prior fiscal year. The increase was a result of an increase in salaries and related taxes and benefits, property taxes, miscellaneous expenses, and office expenses primarily due to the opening of the new facility. The Company expects general and administrative expenses in fiscal 1999 to be at approximately the same level as in fiscal 1998.

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

Income Taxes. In addition to the components of net income previously discussed, net income for fiscal 1998 included an income tax benefit of $645,355 compared to income tax expense of $775,288 in fiscal 1997. The income tax benefit was attributable to a reduction of the excess of basis for financial reporting purposes over basis for tax purposes of property constructed with the recoveries in the fire-related litigation and insurance settlements due to the current recognition of the gain on the receipt of the recoveries for tax purposes.

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

Comparative pari-mutuel wagering and attendance figures for the fiscal years ended October 31, 1997 and 1996 are as follows:

                                    1997            1996
                               ------------     -----------
Pari-mutuel wagering:
   On-track handle             $ 20,200,754     $20,180,889
   Off-track handle              85,481,397      76,293,113
                               ------------     -----------
   Total in-state wagering     $105,682,151     $96,474,002
                               ============     ===========

                                1997             1996
                           ------------     ------------
Out-of-state simulcast
      handle               $165,823,806     $116,590,172
                           ============     ============
Attendance:
   On-track                     109,982          110,162
   Off-track                    389,149          316,687
                           ------------     ------------
Total Attendance                499,131          426,849
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

ITEM 8.      FINANCIAL STATEMENTS

The following financial statements of the Company, including the notes thereto, and the Report of Independent Certified Public Accountants are included herewith:

Report of Independent Certified Public Accountants

Balance Sheets at October 31, 1998 (As Restated) and 1997

Statements of Operations for the Three Years Ended October 31, 1998 (Fiscal Year Ended October 31, 1998, As Restated)

Statements of Changes in Stockholders' Equity for the Three Years Ended October 31, 1998 (Fiscal Year Ended October 31, 1998, As Restated)

Statements of Cash Flows for the Three Years Ended October 31, 1998 (Fiscal Year Ended October 31, 1998, As Restated)

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

As discussed in Note 12 to the financial statements, certain errors involving the calculation of deferred income taxes were discovered by management of the Company during the fiscal year ended October 31, 1999. Accordingly, the October 31, 1998 financial statements have been restated to correct the error.


/s/ Rebowe & Company

Metairie, Louisiana
January 8, 1999, except
for Note 12, which is
as of December 27, 1999

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
                                                     ============      ============

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                                         October 31
LIABILITIES AND STOCKHOLDERS' EQUITY               1998              1997
                                               ------------      ------------
CURRENT LIABILITIES
  Notes payable                                $     46,894      $  5,318,903
  Accounts payable                                1,493,409         1,097,655
  Construction contract payable                      58,732         1,156,726
  Accrued liabilities:
    Deferred purses                               7,930,825         7,425,179
    Host track fees                                 374,251           416,516
    Uncashed mutuel tickets                         446,786           364,246
    Other                                           369,135           524,850
  Deferred revenues                                 275,701           140,840
  Income taxes payable                              515,391           121,000
                                               ------------      ------------

       Total Current Liabilities                 11,511,124        16,565,915
                                               ------------      ------------

DEFERRED INCOME TAXES                             9,995,418         9,846,104
                                               ------------      ------------
       Total Liabilities                         21,506,542        26,412,019
                                               ------------      ------------

COMMITMENTS AND CONTINGENCIES                            --                --
                                               ------------      ------------

STOCKHOLDERS' EQUITY
  Capital stock - no par value; authorized
    600,000 shares, 469,940 shares issued
    and 468,580 shares outstanding                1,525,092         1,525,092
  Additional paid-in capital                      1,936,702         1,936,702
  Retained earnings                              24,211,566        18,254,654
  Unrealized loss on investment
    securities-available for sale                        --            (3,122)
                                               ------------      ------------

       Total                                     27,673,360        21,713,326

  Less: treasury stock at cost,
            1,360 shares at 1998 and 1997           (35,525)          (35,525)
                                               ------------      ------------

       Total Stockholders' Equity                27,637,835        21,677,801
                                               ------------      ------------

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                    $ 49,144,377      $ 48,089,820
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

(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF OPERATIONS (CONTINUED)


                                                     For the Years Ended October 31
                                                 1998             1997             1996
                                              -----------      -----------      -----------
GENERAL AND ADMINISTRATIVE
  EXPENSES
  Salaries and related
    taxes and benefits                        $ 1,483,233      $   993,049      $ 1,225,683
  Insurance                                       827,775          866,343          950,882
  Property taxes                                  811,104          399,541          395,863
  Legal, audit and director fees                1,051,024        1,129,814        1,203,501
  Contracts and services                          179,880          197,603          159,521
  Office expenses                                 408,938          350,090          303,398
  Miscellaneous                                   605,545          166,098          180,485
                                              -----------      -----------      -----------

       Total General and
         Administrative Expenses                5,367,499        4,102,538        4,419,333
                                              -----------      -----------      -----------

LOSS FROM OPERATIONS                           (2,424,346)      (1,220,908)      (2,313,343)
                                              -----------      -----------      -----------

OTHER INCOME (EXPENSE)
  Jazz and Heritage Festival income - net       1,376,973        1,048,753        1,534,971
  Video poker franchise fee revenue                    --        1,921,362        2,888,962
  Interest expense                                (19,752)        (266,435)        (791,566)
  Interest income                                 130,821           78,352           31,990
  Short-term loan closing costs                   (24,042)        (151,147)        (159,702)
  Gain on sale of
    property, plant and equipment                      --          115,602           20,362
  Gain (Loss) on sale of
    securities available for sale                    (725)             398          (37,080)
                                              -----------      -----------      -----------

       Total Other Income                     $ 1,463,275      $ 2,746,885      $ 3,487,937
                                              -----------      -----------      -----------

(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF OPERATIONS (CONTINUED)


                                                         For the Years Ended October 31
                                                       1998            1997           1996
                                                   -----------      ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                          $  (961,071)     $1,525,977     $1,174,594

PROVISION (BENEFIT) FOR
   INCOME TAXES                                       (645,355)        775,288        294,896
                                                   -----------      ----------     ----------


INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                                    (315,716)        750,689        879,698

EXTRAORDINARY ITEM -
INSURANCE PROCEEDS AS A RESULT
OF DECEMBER 1993 FIRE (net of $3,683,924
and $5,298,944 of related income taxes in 1998
and 1997 respectively)                               6,272,628       9,022,525             --
                                                   -----------      ----------     ----------

NET INCOME                                         $ 5,956,912      $9,773,214     $  879,698
                                                   ===========      ==========     ==========



(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF OPERATIONS (CONTINUED)


                                 For the Years Ended October 31
                                 1998          1997         1996
                               --------      --------     --------

PER SHARE OF COMMON STOCK:

   INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM        $  (0.68)     $   1.60     $   1.87

   EXTRAORDINARY ITEM,
     NET OF INCOME TAXES          13.39         19.20           --
                               --------      --------     --------

   NET INCOME                  $  12.71      $  20.80     $   1.87
                               ========      ========     ========











See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Years Ended October 31, 1998, 1997 and 1996


                                                                               Unrealized
                                                                                Loss On
                                Additional                                     Securities                       Total
                                  Capital        Paid-In         Retained      Available      Treasury      Stockholders'
                                  Stock          Capital         Earnings       For Sale       Stock           Equity
                                ----------     -----------      -----------     --------      --------      ------------
Balance,
October 31, 1995                $1,525,092     $ 1,942,350      $ 7,601,742     $(54,884)     $(45,973)     $ 10,968,327

  Net Income                            --              --          879,698           --            --           879,698

 Change in unrealized loss
  on securities available
  for sale                              --              --               --       37,759            --            37,759

 Loss on sale of treasury
  Stock                                 --          (5,648)              --           --            --            (5,648)

 Treasury stock sold
 (400) shares                           --              --               --           --        10,448            10,448
                                ----------     -----------      -----------     --------      --------      ------------

Balance
October 31, 1996                 1,525,092       1,936,702        8,481,440      (17,125)      (35,525)       11,890,584

  Net Income                            --              --        9,773,214           --            --         9,773,214

  Change in unrealized loss
  on securities available
  for sale                              --              --               --       14,003            --            14,003
                                ----------     -----------      -----------     --------      --------      ------------

Balance
October 31, 1997                 1,525,092       1,936,702       18,254,654       (3,122)      (35,525)       21,677,801

  Net Income                            --              --        5,956,912           --            --         5,956,912

  Change in unrealized loss
  on securities available
  for sale                              --              --               --        3,122            --             3,122
                                ----------     -----------      -----------     --------      --------      ------------

Balance
October 31, 1998                $1,525,092     $ 1,936,702      $24,211,566     $     --      $(35,525)     $ 27,637,835
                                ==========     ===========      ===========     ========      ========      ============

    See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                    For the Years Ended October 31
                                              1998              1997             1996
                                          -----------      ------------      -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net income                                $ 5,956,912      $  9,773,214      $   879,698

    Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
        Depreciation                        1,847,867         1,589,041        1,810,257
        Gain on sale
          of property                              --          (115,602)         (20,363)
        Provision (benefit) for
          deferred income taxes              (301,326)        5,836,263          244,896
        Loss (Gain) on sale of
         investment securities                   (725)             (398)          37,080
        Gain from fire                     (9,900,000)      (14,321,469)              --
        Change in assets and
          liabilities:
          (Increase) decrease in:
           Accounts receivable and
            mutual settlements                168,820          (438,071)          91,868
            Inventory                         (23,054)          (11,055)          (3,683)
            Prepaid expenses                  (84,155)           72,816          131,050
            Cash and cash
              equivalents -
             restricted                     2,525,484        (2,509,773)          20,980
            Deposits and other assets        (157,895)          (23,832)         (30,420)
          Increase (decrease) in:
            Accounts payable and
              accrued liabilities             736,220           524,312           (5,541)
            Deferred purses                   505,646           732,124        1,026,843
            Deferred revenues                 134,861           134,840          (44,149)
            Income taxes payable              329,185            71,000           50,000
                                          -----------      ------------      -----------

              Total Adjustments            (4,219,072)       (8,459,804)       3,308,818
                                          -----------      ------------      -----------

          Net cash provided by
            operating activities            1,737,840         1,313,410        4,188,516
                                          -----------      ------------      -----------


(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                              For the Years Ended October 31
                                         1998              1997              1996
                                     -----------      ------------      ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES
      Capital expenditures            (3,478,477)      (12,965,686)       (5,650,671)
      Construction contract
        payable                       (1,097,994)        1,156,726                --
      Purchase of securities
        available for sale              (750,000)         (500,000)               --
      Proceeds from sale of
        securities available
        for sale                       1,346,725           108,852           270,454
      Proceeds from sale of
        property                          (1,111)          126,371            91,964
      Proceeds from fire
        litigation settlements         9,900,000        14,321,469                --
                                     -----------      ------------      ------------

          Net cash provided by
            (used for) investing
            activities                 5,919,143         2,247,732        (5,288,253)
                                     -----------      ------------      ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES
    Proceeds from short-term
      borrowings                       2,272,253        17,083,985        10,307,260
    Principal repayments
      of short-term borrowings        (7,544,262)      (21,717,305)       (4,061,179)
                                     -----------      ------------      ------------

        Net cash provided by
          (used for) financing
          activities                  (5,272,009)       (4,633,320)        6,246,081
                                     -----------      ------------      ------------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS            2,384,974        (1,072,178)        5,146,344

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                 5,192,756         6,264,934         1,118,590
                                     -----------      ------------      ------------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                     $ 7,577,730      $  5,192,756      $  6,264,934
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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

There were no noncash investing or financing activities for fiscal years ended October 31, 1998, 1997, and 1996.

NOTE 3 - INVESTMENT SECURITIES AVAILABLE FOR SALE

At October 31, 1997, investment securities were classified as available for sale and consisted of the following:

                                       1997           1997            Gross
                                    Amortized         Mark          Unrealized
                                       Cost           Value            Loss
                                    ---------        --------       ----------
Preferred and
 common stocks                       $ 96,000        $ 92,878        $(3,122)
                                     ========        ========        =======

Corporate debt
 securities                          $500,000        $500,000        $    --
                                     ========        ========        =======

There was no investment securities classified as available for sale at October 31, 1998.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996


NOTE 3 - INVESTMENT SECURITIES AVAILABLE FOR SALE (CONTINUED)

During the fiscal years ended October 31, 1998 and 1997, proceeds from sales of investment securities available for sale were $1,346,725 and $108,852 respectively, and gross realized gains (losses) from such sales were $(725), and $398, respectively.

NOTE 4 - NOTES PAYABLE - CURRENT

                                                         October
                                                ----------------------------
                                                  1998              1997
                                                ----------        ----------
First National Bank of Commerce
("FNBC"); interest at 9% secured
by a second mortgage note on
certain property, and 342,584
common shares of the Company
owned in the aggregate by
Jefferson Downs Corporation,
due October 31, 1998                            $       --        $5,221,725

INAC Corp.; Installment note
insurance premium financing;
interest at 6.79%,
final installment
due February 1999                                   46,894                --

INAC Corp; Installment note
insurance premium financing;
interest at 6.69%,
final installment
due February 1998                                       --            97,178
                                                ----------        ----------
                                                $   46,894        $5,318,903
                                                ==========        ==========

NOTE 5 - INCOME TAXES

The components of the income tax provision (benefit) are as follows:

                                               October 31
                            -----------------------------------------------
                                1998               1997             1996
                            -----------         ----------        ---------
Current:
     Federal                $ 3,188,238         $  121,000        $  50,000
     State                      495,686                 --               --
                            -----------         ----------        ---------
          Total               3,683,924            121,000           50,000

Deferred                       (645,355)         5,953,232          244,896
                            -----------         ----------        ---------

          Total             $ 3,038,569         $6,074,232        $ 294,896
                            ===========         ==========        =========

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

                                                          October 31
                                                          ----------
                                                    1998                 1997
                                                -----------         ------------
Current deferred tax assets:

General liability insurance
   reserves                                     $    59,940         $     59,940
Net operating loss carry forwards                        --                   --
                                                -----------         ------------
Total current deferred tax
     assets                                          59,940               59,940

Current deferred tax
     liabilities:

Deferred tax on gain from fire                           --             (264,846)
                                                -----------         ------------
Net current deferred tax
     assets (liabilities)                       $    59,940         $   (204,906)
                                                ===========         ============

Non-current deferred tax assets:

Book accumulated depreciation
     in excess of tax                           $(2,193,188)        $    218,034
                                                -----------         ------------
Total non-current deferred
     tax assets                                  (2,193,188)             218,034

Non-current deferred tax
     liabilities:

Deferred tax on gain from fire                   (7,802,230)         (10,064,138)
                                                -----------         ------------
Net non-current deferred
     tax liabilities                            $(9,995,418)        $ (9,846,104)
                                                ===========         ============

Valuation allowance,
     beginning of year                          $        --         $         --
Change during the year                                   --                   --
                                                -----------         ------------
Valuation allowance,
     end of year                                $        --         $         --
                                                ===========         ============

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996


NOTE 5 - INCOME TAXES (CONTINUED)

A reconciliation of the provision (benefit) for taxes on income at the Company's federal statutory income tax rate to the tax provision (benefit) for financial reporting purposes for fiscal years ending October 31, 1998, 1997 and 1996 is as follows:


                                                    October
                              -------------------------------------------------
                                  1998                1997              1996
                              -----------         -----------         ---------
Expected tax provision
     (benefit)                $ 3,058,464         $ 5,388,132         $ 399,362
State income taxes                495,686             475,423            35,238
Change in valuation
     allowance                         --                  --          (119,253)
Additional realizable
     carryback credits                 --                  --                --
Additional realizable
     carryforward net
     operating losses                  --                  --                --
Utilization of net
     operating loss                    --             251,000                --
Additional tax basis
     attributable to
     gain                        (347,473)                 --                --
Other                            (168,108)            (40,323)          (20,451)
                              -----------         -----------         ---------
Actual tax provision          $ 3,038,569         $ 6,074,232         $ 294,896
                              ===========         ===========         =========

As of October 31, 1996, the Company had a net operating loss carry forward of approximately $678,000 which was utilized in fiscal 1997.

As of October 31, 1998, the Company has recorded a non-current deferred tax liability totaling $9,995,418 as a result of the deferred gain on the fire for income tax purposes. The Company has reinvested all fire insurance and litigation proceeds into its new facilities within the allowable replacement period, therefore deferring the gain on the involuntary conversion. As a result, the Company has a difference between the book and tax bases of such facilities. This taxable difference will reverse with the scheduled depreciation of such assets over the next 39 years.

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

In September 1998, the Court of Appeals, among other things, reversed the trial court's award of $4.25 million to the Company's primary property insurer on its subrogation claim, concluding that the trial court had erred in making that award to the insurer when the Company had not been

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996


fully compensated for its property loss. This decision rendered moot the remainder of the appeals. The insurer has appealed this decision to the Louisiana Supreme Court which recently denied the appeal. The funds remaining in escrow will be paid out when this case is concluded.

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

In August 1992, the Company entered into a Management Agreement with Finish Line to operate five tele-track facilities previously operated by Jefferson Downs Corporation ("Jefferson Downs"), all of the capital stock of which is owned by Marie G. Krantz and Bryan G. Krantz, for a period of ten years, commencing November 1, 1992, with the option granted to Finish Line to extend the term of the Management Agreement for two additional five year periods. The Management Agreement provides that Finish Line is to have the exclusive responsibility for the direction, supervision, management and operation of such facilities, is to collect all monies from such operation and is to pay all expenses in connection therewith. The Company receives a monthly payment of 0.1% of the gross pari-mutuel handle at such facilities plus purse supplements, and Finish Line receives monthly compensation equal to the difference between the gross receipts collected at such facilities less all expenses (including the payment to the Company described herein) paid by Finish Line. In addition, Finish Line is to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company. During the fiscal years ended October 31, 1998, 1997 and 1996, the Company received $90,668, $82,655, and
$88,835, respectively, from Finish Line in accordance with the Management Agreement. Accounts receivable (payable) from (to) Finish Line were $753,984 and $(124,324) at October 31, 1998 and 1997, respectively.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996


The following table reflects the host track fees and purse supplement receipts from Finish Line for the fiscal years ended October 31, 1998, 1997, and 1996.

                                         Received by the Company
                                         and Paid by Finish Line
                                        for the Years Ended October 31
                                 -----------------------------------------------
                                    1998               1997              1996
                                 ----------        -----------        ----------
         Host track fees         $  297,035        $   325,680        $  363,275
                                 ==========        ===========        ==========
         Purse supplement
          receipts               $4,788,281        $ 4,822,405        $4,337,179
                                 ==========        ===========        ==========

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

The video poker draw devices which have been installed and are to be installed by VSI remain the property of VSI. As of October 31, 1998, 1997 and 1996, there were a total of 315, 297, and 234 devices, respectively, in operation at all of the Company's

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996


facilities. In addition, there were a total of 414, 428, and 419 devices in operation at the Finish Line facilities as of October 31, 1998, 1997 and 1996, respectively.

Gross video poker revenues and related purse supplements for the years ended October 31, 1998, 1997, and 1996 are as follows:

                                     1998               1997            1996
                                 ----------        -----------        ----------

Gross video poker revenue        $2,899,761        $ 2,346,677        $1,955,551
                                 ==========        ===========        ==========

Purse supplements                $1,197,433        $   981,097        $  821,973
                                 ==========        ===========        ==========

NOTE 8 - LEASES

The Company has various operating leases for the use of buildings and parking facilities to operate off-track betting facilities in Louisiana. The location, lease terms, and monthly payments are as follows:

================================================================================
                                                                       Monthly
         Location                     Lease Term                       Payment
 St. Bernard Parish,          January 1, 1995 to January 31, 1999
 Louisiana                                                             $ 6,000
 LaPlace, Louisiana           February 1, 1998 to January 31, 1999
                              February 1, 1999 to                      $ 4,420
                              January 31, 2000
                                                                       $ 4,553
 Bourbon Street -             March 15, 1991 to
 New Orleans,                 March 14, 1999                           $10,000
 Louisiana                    March 15, 1999 to March 14, 2004         $13,125
 Thibodaux, Louisiana         October 1, 1998 to
                              September 30, 1999                       $ 2,300
 Metairie, Louisiana          February 1, 1998 to
                              January 31, 1999                         $ 9,000
                              February 1, 1999 to
                              January 31, 2000                         $ 9,500
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

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 1998, 1997 and 1996


Future obligations over the primary lease terms, not including renewal periods, of the Company's long-term leases as of October 31, 1998 are as follows:

                          Year Ending
                          October 31
                          ----------
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

NOTE 11 - SUBSEQUENT EVENT

In January 1999, the Company received an advance from Video Services, Inc. in the amount of $1,000,000 to be repaid in six equal installments beginning in February, 1999.

NOTE 12 - RESTATEMENT OF 1998 FINANCIAL STATEMENTS

The financial statements for the year ended October 31, 1998 have been restated to correct for an error in the calculation of deferred income taxes. The Company's statement of operations for the fiscal year ended October 31, 1998 erroneously reflected a benefit for income taxes of $3,364,232 and net income for fiscal 1998 of $8,973,671. The benefit for income taxes was primarily related to the insurance and litigation recoveries arising out of a fire at the Company's race track in 1993 and the reinvestment of those recoveries in the Company's new facilities. Had this error not occurred, net income would have been reduced by $3,016,759, or $6.38 per share, to $5,956,912, or $12.69 per share. Stockholders' equity at October 31, 1998 would have been $27,637,835 as compared to the previously reported amount of $30,654,594. The Company's financial statements as of, and for the year ended, October 31, 1998 have been restated to reflect this adjustment.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following audited financial statements are included in Part II, Item
8:

Financial
Statements                                                                              Page
----------
           Report of Independent Certified Public Accountants                            13

           Balance Sheets at October 31, 1998 (As Restated) and 1997                     14

           Statements of Operations for the Three Years
           Ended October 31, 1998 (Fiscal Year Ended October 31, 1998,
           As Restated)                                                                  16

           Statements of Changes in Stockholder's                                        20
           Equity for the Three Years Ended
           October 31, 1998 (Fiscal Year Ended October 31, 1998, As Restated)

           Statements of Cash Flows for the Three
           Years Ended October 31, 1998 (Fiscal Year Ended October 31, 1998,
           As Restated)                                                                  21

           Notes to Financial Statements                                                 23

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

10.9                                                                                      *
         Lease Agreement dated August 1, 1995 between Fair Grounds Corporation and Robert J. and Iris Ann Saia. (Incorporated herein by reference to
         Exhibit 10.9 to the Form 10-K of the Company for the fiscal year ended
         October 31, 1998, filed on February 11, 1999.)
                                                                                          45
27
                Amended Financial Data Schedule


*Incorporated herein by reference as indicated.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                         FAIR GROUNDS CORPORATION




                                         By: /s/ Bryan G. Krantz
                                            -------------------------
                                         Bryan G. Krantz, President


Date: January 27, 2000

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

10.9                                                                                      *
         Lease Agreement dated August 1, 1995 between Fair Grounds Corporation and Robert J. and Iris Ann Saia. (Incorporated herein by reference to
         Exhibit 10.9 to the Form 10-K of the Company for the fiscal year ended
         October 31, 1998, filed on February 11, 1999.)
                                                                                         45
27       Amended Financial Data Schedule

    * Incorporated herein by reference as indicated.