Form 10-K
period 1999-10-31
FAIR GROUNDS CORP
filed 2000-01-28
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended October 31, 1999               Commission file number 0-7607
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

Registrant's telephone number including area code      504/944-5515
                                                       ------------

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

                Yes  [X]             No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $4,099,491 computed by reference to the average bid and asked prices of such stock on January 25, 2000.

The number of shares outstanding of the issuer's single class of common stock was 468,580 as of January 25, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Information Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

                               PAGE 1 OF 56 PAGES
                            EXHIBIT INDEX ON PAGE 54

                               TABLE OF CONTENTS

Item                                                                    Page
----                                                                    ----

ITEM 1.      BUSINESS ..............................................       1

ITEM 2.      PROPERTIES ............................................       9

ITEM 3.      LEGAL PROCEEDINGS .....................................      10

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS ...............................................      12

             Executive Officers of the Registrant ..................      12

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS ...........................      12

ITEM 6.      SELECTED FINANCIAL DATA ...............................      14

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ...................      15

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK ...........................................      23

ITEM 8.      FINANCIAL STATEMENTS ..................................      24

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE ...................      48

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ....      48

ITEM 11.     EXECUTIVE COMPENSATION ................................      48

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT ........................................      48

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........      48

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K ...................................      49

SIGNATURES .........................................................      52

EXHIBIT INDEX ......................................................      54

                                     PART I

ITEM 1.      BUSINESS

GENERAL OVERVIEW OF BUSINESS

Fair Grounds Corporation (the "Company"), which was incorporated in 1941, is the owner of the Fair Grounds Race Course in New Orleans, Louisiana, at which thoroughbred horse racing, off-track betting and video poker gaming are conducted. The Fair Grounds Race Course currently is in its 128th racing season, making it the third oldest thoroughbred racing track in the United States. In addition to its live racing operations, the Company operates five off-track betting facilities, referred to herein as tele-tracks, at locations in St. Bernard, Orleans, Jefferson, St. John and LaFourche Parishes, Louisiana, as well as a tele-track facility located at the Fair Grounds Race Course. Through Finish Line Management Corporation ("Finish Line"), an affiliate, the Company operates five tele-track facilities in Terrebonne, St. Tammany and Jefferson Parishes, Louisiana. At each location, the Company makes available pari-mutuel wagering and food and beverage services to the public and receives revenues from such services. Video poker wagering is conducted at all locations other than the two facilities located in St. Tammany Parish. The Company conducts its annual live racing meet and operates its tele-tracks for off-track betting pursuant to the rules and under the authority of the Louisiana State Racing Commission (the "Racing Commission"), a statutory body, the members of which are appointed by the Governor of Louisiana. The Company's live races are simulcasted to its tele-tracks and to other facilities located both inside and outside Louisiana.

The Company's fiscal year ends on October 31; accordingly, unless otherwise indicated, references herein to a year mean the fiscal year which ended in the calendar year to which reference is made. For example, references to "fiscal 1999" means the fiscal year ended October 31, 1999.

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

The Company's live racing meet is conducted annually at the Fair Grounds Race Course generally from Thanksgiving Day to late March. One other track in Louisiana, Delta Downs, conducts its live racing meet during that same time period. Such track is smaller and is located approximately two hundred miles from New Orleans. Delta Downs also simulcasts to and allows wagering to be accepted on its live races at the tele-tracks to which the Company simulcasts its live races and at which wagering on the Company's live races is accepted.

The Company's live racing meet for the fiscal year ended October 31, 1999 was conducted over 88 racing days. Total paid attendance at the Fair Grounds Race Course during the live racing meet was 170,684 in fiscal 1999 compared to 189,439 in fiscal 1998 and 109,982 in fiscal 1997. The total on-track handle, which is the amount of money handled during the live racing meet through the Company's mutuel machines at the Fair Grounds Race Course, was $27,412,562 in fiscal 1999, $25,789,351 in fiscal 1998, and $20,200,754 in fiscal 1997. See
"Sources of Revenue."

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

For the fiscal year ending October 31, 2000, the Racing Commission granted the Company a license to conduct its live racing meet during the period from November 26, 1999 through March 27, 2000, a total of 88 racing days, with live racing being conducted generally five days a week (Thursday through Monday) and with ten to eleven races during each racing day.

Simulcasting of Live Races. In addition to conducting live horse racing during the live racing meet, the Company simulcasts its live races to, and allows wagering to be accepted at, the tele-tracks which it operates in Orleans, St. Bernard, St. John, Jefferson and LaFourche Parishes, Louisiana, the tele-tracks which are licensed to the Company and operated by Finish Line, and tele-tracks operated by the other horse racing tracks in Louisiana. The Company also simulcasts live races to certain other wagering facilities located outside of Louisiana. The Company has continued to experience significant increases in the demand for the Company's races from out-of-state markets. Total handle from such out-of-state markets during the fiscal 1999 racing season was approximately $321 million, a 46.2% increase over the previous racing season. The Company earns a net commission (after payment of purses) of approximately 1.5% of the out-of-state handle.

Off-Track Betting

Ownership and Operation of Tele-Track Facilities. Louisiana authorizes off-track wagering and regulates the licensure by the Racing Commission of tele-tracks, the ownership of such facilities, the commissions which can be earned on wagers and other related matters. In 1988 each horse racing track then operating in Louisiana was granted a license to operate tele-tracks at its racetrack and also within a 55-mile radius of its racetrack, provided that the voters of the parish where the tele-track was to be located approved the establishment of such a facility. When two pari-mutuel racetracks are located within the same 55-mile radius, any tele-tracks opened in such areas are to be jointly owned unless one of the eligible racetracks does not wish to participate. The Company and Jefferson Downs Corporation ("Jefferson Downs"), which is an affiliate of the Company and which through 1992 conducted live racing at a facility located approximately 12 miles west of the Fair Grounds Race Course, are parties to an agreement, entered into in 1992 when Jefferson Downs ceased its live racing, pursuant to which the Company, through Finish Line, operates the tele-tracks formerly operated by Jefferson Downs. Total paid attendance at the Company's tele-tracks (excluding the former Jefferson Downs tele-tracks) during the fiscal year ended October 31, 1999 was 379,910 compared to 391,271 during fiscal 1998 and 389,149 during fiscal 1997, and the total off-track handle at such facilities during the 1999 fiscal year was

$98,852,338 compared to $93,921,423, in fiscal 1998 and $85,481,397 during fiscal 1997. See "Sources of Revenue" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Simulcasting to Tele-Track Facilities. When a live racing meet is not in progress at the Fair Grounds Race Course, horse races are simulcasted from other tracks then conducting live racing in Louisiana, as well as from various race tracks throughout the United States hosting races of national prominence, to the Company's tele-tracks, to the tele-track facility located at the Fair Grounds Race Course and to other off-track tele-tracks. The Company generally is required to make payments in the form of host track fees and purse supplements to those tracks conducting live races which are simulcasted to the Company's tele-tracks. The Company's tele-tracks generally are open daily, depending on patron demands and race offerings, for afternoon and evening racing programs which are simulcasted to the tele-tracks.

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

Breakage and Uncashed Mutuel Tickets. Race tracks and tele-tracks are allowed to retain breakage, which is the residual amount remaining in the betting pool after winnings are paid out to the nearest dime; however, one-half of such revenue must be paid out as purses. During fiscal 1999, the Company's revenue from breakage was $698,018 compared to $518,822 in fiscal 1998 and $481,554 in fiscal 1997. Race tracks are also allowed to retain the proceeds from uncashed winning pari-mutuel tickets, up to $250,000 for each live or simulcasted meet, with the excess to be remitted to the State of Louisiana. During the fiscal year ended October 31, 1999, the Company retained approximately $540,124 in proceeds of such uncashed mutuel tickets as compared to approximately $476,740 in fiscal 1998 and $404,405 in fiscal 1997.

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

The Company, Jefferson Downs and Finish Line entered into an agreement in February 1992 with Video Services, Inc. ("VSI"), whereby VSI was granted the exclusive right and license by the Company to install, maintain and operate video draw poker devices at the Fair Grounds Race Course and Jefferson Downs Race Course and at the tele-tracks operated by the Company, Jefferson Downs and Finish Line. Such agreement was for an initial term of five years, with an option by VSI to extend the term for an additional five years, which option was exercised. Pursuant to such agreement, the Company receives a percentage of the revenues from the operation of the devices installed at the Company's facilities, such percentage being calculated on the basis of the average amount collected daily from each device during each month, after the payment of prizes, taxes and fees. See "Sources of Revenue." The devices installed by VSI pursuant to such agreement remain the property of VSI. As of October 31, 1999, there were a total of 337 devices in operation at the Company's facilities (not including tele-tracks operated by Finish Line). In addition, there were a total of 345 devices at the tele-tracks operated by Finish Line as of October 31, 1999. The Company receives purse supplements from the tele-tracks operated by Finish Line, which includes the tele-tracks formerly owned by Jefferson Downs.

The agreement also provides for the Company and Finish Line to share in an annual promotional fee of $270,000 paid by VSI. During fiscal 1999, by agreement between the Company and Finish Line, the total amount of such promotional fee was retained by the Company. Of such amount, $135,000 was set aside for purse supplements to be paid during the Company's 1999-2000 racing meet.

In connection with general elections held on November 5, 1996, special elections were held in each parish in Louisiana to approve or disapprove, on a parish-by-parish basis, video poker and other forms of gaming. In such local elections, the voters in St. Tammany Parish, where the Company, through its management agreement with Finish Line, maintains two facilities disapproved video poker operations. As a result, the video poker operations at those two facilities was terminated in June 1999; however, the loss of video poker revenue from such locations has not had a material adverse effect on the Company's results of operations.

SOURCES OF REVENUE

Income from Wagering

The principal component of the Company's revenue is generated from pari-mutuel wagering, both on-track and off-track. In pari-mutuel wagering on horses, those who wager on the first, second and third place horses share the total stakes, or pool, less a percentage retained by the Company. The term "pool" means the total amount wagered to win (first place), to place (second place), or to show (third place) on every horse in a given race, or exacta, quinella and trifecta wagers on certain combinations of horses. Under the pari-mutuel system, bettors wager against each other and not against the racing facility, which has no interest in which horse wins or loses. Racing facilities are authorized under Louisiana law to retain a stated percentage of the total money handled through the mutuel machines located at such racing facilities and their tele-tracks on each racing day. Mutuel commissions range from 17% to 25% of money handled depending upon the type of wager. For the fiscal year ended October 31, 1999, the Company received pari-mutuel commissions and related income of $26.5 million, compared to $24.7 million for fiscal 1998 and $21.7 million for fiscal 1997. Total commission income (less pari-mutuel taxes) was $23.2 for fiscal 1999, $21.6 million for fiscal 1998, and $18.9 million for fiscal 1997.

The Company also receives, during its live racing meet, a percentage of the handle from all tele-tracks and racing facilities to which its races are simulcasted, paid in the form of host track fees as compensation for the simulcasting of its races to such facilities. The Company also pays host track fees to other racing facilities for the simulcasting of races to the Company's tele-tracks. For the fiscal year ended October 31, 1999, the Company received host track fees of $10.3 million and paid host track fees of $3.2 million. During fiscal 1998 the Company received host track fees of $7.1 million and paid host track fees of $2.8 million, and during fiscal 1997 the Company received host track fees of $5.7 million and paid host track fees of $2.5 million.

Income from Video Poker Operations

For the fiscal year ended October 31, 1999, revenue from video poker operations was $3.0 million compared to $2.9 million in fiscal 1998 and $2.3 million in fiscal 1997. In the fiscal years ended October 31, 1999 and 1998, the Company did not receive any video poker franchise fee relief revenues as a result of having repaid all indebtedness incurred to construct its new main grandstand and racing facility. Video poker franchise fee relief revenues were $1.9 million in the fiscal year ended October 31, 1997. As previously described, there were a total of 337 devices in operation at the Company's facilities (not including the tele-tracks operated by Finish Line) as of October 31, 1999.

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

For two weekends each year, after the Company's live racing meet has concluded, the infield of the Fair Grounds Race Course is used by a non-profit organization in New Orleans to host a Jazz and Heritage Festival. As compensation for the use of its facilities, the Company receives all revenues from certain beverage concessions during the Jazz and Heritage Festival. The Company and the sponsor of the Jazz and Heritage Festival are parties to an agreement for the use of the Company's facilities through the year 2001. Revenues from the 1999 Festival were $1.2 million, compared to $1.4 million from the 1998 Festival and $1.0 million from the 1997 Festival.

Seasonality

The Company's business is seasonal, and the Company has received and should continue to receive a majority of its revenues during the first and second quarters of its fiscal year when its live racing meet is held. Although live racing is conducted only during the first and second quarters of each fiscal year, the Company's tele-tracks are operated year-round, enabling the Company to earn revenues throughout the fiscal year but on a smaller scale in the third and fourth quarters than in the first and second quarters of its fiscal year. In addition, video poker operations are conducted year-round; however, revenue from video poker operations generally is higher during the months when live racing is conducted at the Company's race track since attendance there is higher during such period.

For information regarding the Company's operating revenues, income or loss from operations, other income, net income or loss and total assets, see "Selected Financial Data."

COMPETITION

The Company continues to face competition from other companies in the gaming industry, including those which offer pari-mutuel wagering. Activities which compete or which have the potential for competing with the Company's racing facility, tele-tracks and video poker operations include other horse racing tracks and tele-tracks, riverboat and dockside gambling, casinos operated on Indian reservations, a land-based casino in New Orleans, state-sponsored lotteries and video poker in restaurants, bars, hotels and truck stops. All such activities are present in the State of Louisiana, the Mississippi Gulf Coast area or elsewhere in the State of Mississippi.

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

The Louisiana Riverboat Economic Development and Gaming Control Act, which became effective in July 1991, approved the conduct of riverboat gaming activities on 12 separate waterways in Louisiana. The legislation authorizes the issuance of up to 15 licenses to operate riverboat casinos within the State, with no more than six in any one Parish. As of January 1, 2000, 14 licenses had been granted and there were 13 licensed riverboats in operation in Louisiana, three of which were operating in the New Orleans area.

In 1992, the Louisiana legislature approved a single land-based casino to be developed in downtown New Orleans. Such legislation provided that the casino is to be the only such authorized casino in the State of Louisiana. The City of New Orleans awarded contracts for the development and operation of such casino project, and in May 1995 temporary gambling operations commenced and construction on the permanent casino facility was begun. The temporary gambling operations and construction were halted in the Fall of 1995 when the developer of the casino filed for bankruptcy. Construction of the land-based casino was started again in 1998 and the land-based casino opened in late October 1999 under the name "Harrah's New Orleans."

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

EMPLOYEES

During its live racing season, the Company, through a wholly-owned subsidiary, employs approximately 805 persons. At all other times, the Company employs approximately 400 persons.

ITEM 2.      PROPERTIES

The Company owns its racetrack site which consists of approximately 145 acres of land situated within a fenced area adjacent to Gentilly Boulevard in the New Orleans city limits and within a ten-minute drive from downtown New Orleans. Located on such property is a one-mile oval, sandy loam race track and a seven-furlong turf track inside the main track.

The Company owns the new grandstand facility and the tele-track facility described herein. The new facility is a multi-tiered concrete and steel structure, with a total seating capacity for approximately 5,000 people. The size of the new facility, together with the adjacent tele-track building, is approximately 217,000 square feet in the aggregate. There is general seating in a bleacher area in the front of the grandstand with reserved seating, including the new clubhouse area, located in tiered areas above the grandstand. In a significant change from the design of the old building, the paddock is located in the middle of and behind the grandstand and may be viewed through a glass area from all levels of the facility.

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

The Company has an agreement with Autotote Limited ("Autotote") pursuant to which Autotote provides the Company with wagering services, including totalisator, computer and related services. The Company pays Autotote a percentage of the total pari-mutuel handle and also pays Autotote certain equipment and contingent rental fees in connection with leasing certain equipment from Autotote.

See Note 8 of Notes to the Financial Statements included elsewhere herein for a description of the Company's lease obligations.

ITEM 3.      LEGAL PROCEEDINGS

FIRE RELATED LITIGATION

The Company has been a party to a number of legal proceedings which arose as a result of the December 1993 fire that destroyed the Company's main clubhouse and grandstand building or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of the fire-related proceedings that are pending or were terminated during the fourth quarter of fiscal 1999:

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

In November 1996, the Company reached a joint settlement with the insurance agent and broker. The settlement agreement included a "Mary Carter" provision whereby the insurance agent and broker would be entitled to share in any recovery that the Company might have obtained from Travelers in that litigation. The Company's action against Travelers was tried in September 1997, and in April 1998 the trial court entered judgment in favor of the Company and against Travelers, awarding the Company an additional $2,410,905 in business interruption insurance, legal interest on that sum from May 1994 until paid, statutory penalties in the amount of $222,128 and attorney's fees in an amount to be set by the Court. The court later fixed the amount of attorney's fees at $75,000. Both the Company and Travelers appealed, and on September 28, 1999 the Court of Appeals amended the trial court judgment to delete the $2,410,905 award for business interruption coverage and otherwise affirmed the trial court's decision. After its petition for rehearing was refused, the Company filed an application for writ of certiorari with the Louisiana Supreme Court which has not yet acted on such application. Since the decision by the Court of Appeals, Travelers has paid $327,147 to the Company in satisfaction of that portion of the judgment attributable to penalties, attorney's fees and interest thereon. Under the Mary Carter provision, the Company is entitled to the following: (i) 100% of the first $1.0 million recovered and 100% of any recovery from $3.0 million to $4.0 million; (ii) 57.214437% of any recovery from $10.0 million to $14,674,474; and (iii) 85% of any recovery in excess of $14,674,474. Under the Mary Carter agreement referenced above, the liability insurers of the agent and broker are entitled to share in any recovery from Travelers.

OTHER LITIGATION

In 1996, a suit was filed in U.S. District Court in Baton Rouge by Livingston Downs Racing Association ("Livingston") naming the Company and other defendants in an antitrust/civil RICO suit alleging the Company participated in a conspiracy to prevent the plaintiff from entering the live racing, off-track betting and video poker markets. The Company filed a motion for summary judgment in late 1998 but that motion has not been decided by the U.S. District Court. Livingston had previously filed a series of other legal actions against the Company which were resolved in the Company's favor. Management believes that Livingston's claims in this case are without merit. However, there is no assurance that the Company will successfully defend all of Livingston's claims. Because the amount in question has not yet been determined but could be substantial and because there is no assurance that there will be insurance coverage or that it will be adequate, as discussed below, the failure of the Company to prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

In a declaratory judgment action related to the Livingston suit brought by insurers for the Company and several of its affiliates, which case has been consolidated with the suit filed by Livingston, on January 14, 1999 the U.S. District Court granted the Company's motion for summary judgment, finding that coverage exists under certain of the Company's insurance policies for claims asserted by Livingston and that the insurers have a duty to defend. The insurers have filed a motion for new trial that is pending in the U.S. District Court. There is no assurance that the motion for new trial will be denied or, if denied, that the decision of the U. S. District Court will be affirmed on appeal or that the insurance policies will provide sufficient coverage to indemnify the Company fully.

A suit was filed in 1996 in the 19th Judicial District Court in Louisiana by the Louisiana Horsemen's Benevolent and Protective Association ("LHBPA"), an association of horsemen organized to promote the dissemination of information on issues critical to horsemen and the exchange of ideas and information, against the Company, the State of Louisiana, and all other pari-mutuel wagering facilities operating in Louisiana. The LHBPA is seeking a larger portion of video poker proceeds on the grounds that the State of Louisiana and the horse racing tracks in Louisiana have misinterpreted a Louisiana statute specifying the amount of revenues from video poker machines at pari-mutuel wagering facilities that are to be used as purse supplements. A motion for summary judgment seeking dismissal of this action was filed in April 1999 and is pending before the court. Management believes that the Company is in compliance with the Louisiana statute and the guidelines established by the Louisiana State Police Gaming Division, which regulates compliance with the State of Louisiana video poker law, and that the Company has sufficient defenses to all claims. However, there is no assurance that the Company will successfully defend the LHBPA's claims. Because the amount in question could be substantial, the failure by the Company to prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with Instruction 3 to Item 401(b) of Regulation S-K, the following information is submitted concerning the executive officers of the
Company:

BRYAN G. KRANTZ, age 39, is President, General Manager and a director of the Company and is President of Finish Line Management Corporation, which operates certain off-track betting facilities in Louisiana.

MARIE G. KRANTZ, age 64, is Chairman of the Board of Directors and Treasurer of the Company and is Secretary/Treasurer of Finish Line Management Corporation.

MERVIN MUNIZ, JR., age 57, is Director of Racing and Racing Secretary.

GORDON M. ROBERTSON, age 59, is Chief Financial Officer of the Company.

JOAN B. STEWART, age 67, is Secretary of the Company

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


FISCAL                       1998             1998                1999               1999
QUARTER ENDED              LOW BID          HIGH BID            LOW BID            HIGH BID
-------------              -------          --------            -------            --------
 January 31                $ 15.50          $ 20.00             $ 22.50            $  25.00
 April 30                  $ 16.00          $ 17.00             $ 24.25            $  27.00
 July 31                   $ 20.00          $ 26.00             $ 27.50            $ 31.375
 October 31                $ 23.00          $ 30.00             $ 30.50            $  35.00

As of January 1, 2000, there were approximately 430 shareholders of record of the 468,580 issued and outstanding common shares of the Company.

There were no cash dividends declared or paid during fiscal 1998. On April 30, 1999, the Company paid a special cash dividend of $1.00 per share to shareholders of record at the close of business on April 15, 1999. The Company presently has no plans to declare any additional cash dividends.

The Company is not subject to any restrictions (other than non-contractual business considerations) affecting its present or future ability to pay dividends with respect to its common shares.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.      SELECTED FINANCIAL DATA

                            FAIR GROUNDS CORPORATION
                            SELECTED FINANCIAL DATA

                                                                     For the Five Years Ended October 31
                                          ------------------------------------------------------------------------------------
                                              1999              1998              1997              1996              1995
                                          ------------      ------------      ------------      ------------      ------------

OPERATING REVENUES                        $ 41,794,601      $ 36,785,091      $ 30,980,259      $ 27,496,500      $ 23,031,031

OPERATING EXPENSES                          43,537,452        39,209,437        32,201,167        29,809,843        26,394,452
                                          ------------      ------------      ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS              (1,742,851)       (2,424,346)       (1,220,908)       (2,313,343)       (3,363,421)

INTEREST EXPENSE                                19,783            19,752           266,435           791,566            12,318

OTHER INCOME                                   399,015         1,483,027         3,013,320         4,279,503         2,459,163
                                          ------------      ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM, AND
  CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES                     (1,343,836)         (961,071)        1,525,977         1,174,594          (916,576)

PROVISION (BENEFIT) FOR
  INCOME TAXES                                (236,256)         (645,355)          775,288           294,896          (300,460)

EXTRAORDINARY ITEM - GAIN
  FROM FIRE (net of taxes)                   2,517,713         6,272,628         9,022,525                --                --

CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES                          --                --                --                --           104,000
                                          ------------      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                         $  1,410,133      $  5,956,912      $  9,773,214      $    879,698      $   (512,116)
                                          ============      ============      ============      ============      ============

COMMON SHARES OUTSTANDING                      469,940           469,940           469,940           469,940           469,940
                                          ============      ============      ============      ============      ============
LOSS FROM CONTINUING OPERATIONS
 PER COMMON SHARE                         $      (3.72)     $      (5.17)     $      (2.61)     $      (4.94)     $      (7.18)
                                          ============      ============      ============      ============      ============
NET INCOME (LOSS) PER COMMON
 SHARE                                    $       3.01      $      12.71      $      20.80      $       1.87      $      (1.09)
                                          ============      ============      ============      ============      ============

SPECIAL CASH DIVIDENDS PAID PER SHARE     $       1.00      $       None      $       None      $       None      $       None
                                          ============      ============      ============      ============      ============

TOTAL ASSETS                              $ 48,951,539      $ 49,144,377      $ 48,089,820      $ 34,791,597      $ 30,954,654
                                          ============      ============      ============      ============      ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

Revenues. During the fiscal years ended October 31, 1999 and 1998, the Company derived its pari-mutuel income by conducting live racing meets of 88 days during each fiscal year and in the operation of its tele-tracks for off-track wagering. During each such fiscal year, in addition to live racing conducted at the Fair Grounds race course in New Orleans, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management Corporation, an affiliated company, the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana.

For the fiscal year ended October 31, 1999, the Company reported total in-state pari-mutuel wagering of $126,264,900 compared to $119,710,774 in fiscal 1998.

Comparative pari-mutuel wagering and attendance figures for the fiscal years ended October 31, 1999 and 1998 are as follows:

                                                 1999                    1998
                                             --------------         --------------

Pari-mutuel wagering:
   On-track handle                           $   27,412,562         $   25,789,351
   Off-track handle                              98,852,338             93,921,423
                                             --------------         --------------
   Total in-state wagering                   $  126,264,900         $  119,710,774
                                             ==============         ==============

   Out-of-state simulcast handle             $  321,342,925         $  219,765,629
                                             ==============         ==============

Attendance:
   On-track                                         170,684                189,439
   Off-track                                        379,910                391,271
                                             --------------         --------------
Total Attendance                                    550,594                580,710
                                             ==============         ==============

The Company attributes the $1,623,211, or 6.3%, increase in the on-track handle in the 1999 fiscal year primarily to the improved quality of racing resulting from increased purses paid during the fiscal 1999 race meet.

The Company believes that the $4,930,915, or 5.3%, increase in off-track handle is primarily due to the Company transmitting better simulcasting signals and to higher quality horses racing in the Company's fiscal 1999 live racing meet. The $101,577,296, or 46.2%, increase in out-of-state handle is believed to be the result of those same factors. In addition, during the fiscal 1999 race meet the Company's races were sometimes simulcasted to locations that have not generally received simulcasts of the Company's races, thus increasing the Company's simulcasting handle. Those locations received simulcasts of the Company's races during fiscal 1999 because certain other tracks were unable to conduct live racing and simulcast their races to those locations due to severe winter weather.

During the fiscal year ended October 31, 1999, the Company experienced significant simulcast handle increases from California and New York. These two markets accounted for approximately $46.4 million, or 46%, of the handle increase.

With the increase in total handle, the Company's operating revenues in the fiscal year ended October 31, 1999 increased by $5,009,510, or 13.6%, from the prior fiscal year. This included increases of $1,539,409, or 6.5%, in pari-mutuel commissions, $179,196, or 34.5%, in breakage, $63,384, or 13.3% in uncashed mutuel tickets, $77,285, or 3.5%, in concessions, $3,210,979, or 45.2%, in host track fees, $80,674, or 2.8%, in video poker revenues, $11,516, or 25.5%, in parking revenues, and $211,722, or 34.6%, in miscellaneous revenues. Miscellaneous revenue included approximately $150,000 of promotional fee revenues paid by third parties which advertise in the Company's racing program plus $135,000 of promotional fees paid to the Company by its video poker operator. Also included in miscellaneous revenues is group sales and special events revenues held at the Company's facilities which have continued to increase since the building of its new grandstand and clubhouse facilities. These increases were partially offset by a $55,442, or 7.4%, decrease in admissions revenues, a $143,557, or 9%, decrease in programs and forms revenue and a $165,656 or 5.2% increase in pari-mutuel tax expense. Admissions are no longer collected at the Company's teletrack in Lafourche Parish. Programs and forms revenues have decreased as a result of a continued decline in racing form sales. Management believes racing form sales are being replaced by the sales of less expensive racing programs. In addition, some information found in these racing publications can now be obtained by the public over the internet, thus reducing the demand for program and form sales.

Racing Expenses. Total racing expenses increased $3,348,937, or 10%, in the 1999 fiscal year over the prior period, primarily as a result of the increased pari-mutuel activities. This increase included an increase of $2,326,443, or 17.4%, in purses. Other increases included salaries and related taxes and benefits, contracts and services, rent, repairs and maintenance, concessions costs, advertising and promotion, and host track fees paid by the Company. These increases were partially offset by decreases in utilities, depreciation, and program paper, forms and other supplies.

General and Administrative Expenses. General and administrative expenses increased by $979,078, or 18.2%, in the 1999 fiscal year primarily as a result of performance bonuses paid in the second fiscal quarter to key personnel, increased property taxes, increased office expenses and increased legal fees relating to ongoing litigation discussed elsewhere herein. Also contributing to the higher general and administrative expenses in fiscal 1999 was a $118,000 increase in the accrual for contingent liabilities over the prior year based upon management's evaluation of outstanding contingencies at October 31, 1999. These increases were partially offset by decreases in insurance costs due to lower property and general liability premiums, and decreased contracts and services.

Other Income (Expense). Other income decreased in the fiscal year ended October 31, 1999 by $1,064,260, or 72.7%, due, in part, to a $127,931 decrease in Jazz and Heritage Festival income. The decrease in Jazz and Heritage Festival income was primarily attributable to a $25,000 increase of the festival sponsorship fee paid by the Company, a decrease in infield food sales compared to the 1998 festival, and increased cost of goods sold at the 1999 festival. The decrease in other income was also attributable to the Company's payment, during the 1999 fiscal year, of a guaranty fee in the amount of $988,789 to Marie G. Krantz for her guaranty of, and pledge of personal assets to secure, the Company's reconstruction debt from 1995 through completion of construction in late 1997. No additional guaranty payments are due to Ms. Krantz, and the Company will not be making a similar guaranty payment in the 2000 fiscal year.

Extraordinary Items. During the fiscal year ended October 31, 1999, the Company received settlement payments in connection with the fire related litigation previously reported in the aggregate amount of $4 million. These proceeds were reported net of related taxes of approximately $1.48 million. In the comparable prior fiscal year period, settlements totaled $9.96 million and were reported net of $3.68 million of related taxes.

Income Taxes. For the fiscal year ended October 31, 1999, income tax benefit was $236,256, compared to $645,355 for fiscal 1998. The difference between periods reflects changes in pretax income and deferred tax assets and liabilities between the respective periods.

Net Income. The Company reported net income of $1,410,133 for the fiscal year ended October 31, 1999 compared to $5,956,912 for the fiscal year ended October 31, 1998. The Company's net income in fiscal 1999 was significantly reduced from that in fiscal 1998 primarily due to a substantial reduction in the fire-related litigation recoveries in the 1999 fiscal year. The Company anticipates that there may be a further reduction in net income in fiscal 2000 inasmuch as the Company may not receive any significant litigation recoveries in fiscal 2000. Excluding the extraordinary items and income taxes discussed above, net income (loss) in the current fiscal year was $(1,343,836) compared to $(961,071) in the fiscal year ended October 31, 1998.

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

Comparative pari-mutuel wagering and attendance figures for the fiscal years ended October 31, 1998 and 1997 are as follows:

                                                           1998                       1997
                                                     ---------------           ----------------

Pari-mutuel wagering:
   On-track handle                                   $    25,789,351           $     20,200,754
   Off-track handle                                       93,921,423                 85,481,397
                                                     ---------------           ----------------
   Total in-state wagering                           $   119,710,774           $    105,682,151
                                                     ===============           ================

   Out-of-state simulcast handle                     $   219,765,627           $    165,823,806
                                                     ===============           ================

Attendance:
   On-track                                                  189,439                    109,982
   Off-track                                                 391,271                    389,149
                                                     ---------------           ----------------
Total Attendance                                             580,710                    499,131
                                                     ===============           ================

The $5,588,597, or 27.7%, increase in the on-track handle is primarily due to the opening of the new racing facility in November 1997.

The Company believes that the $8,440,026, or 9.9%, increase in off-track handle is primarily due to the Company transmitting better simulcasting signals and higher quality racing in the Company's live racing meet. The $53,941,821, or 32.5%, increase in out-of-state handle is the result of those same factors as well as telecasting the Company's races to new out-of-state markets. During the fiscal year ended October 31, 1998, New York took full cards from the Company through the end of January, increasing the New York handle by $21 million over fiscal 1997 plus significant handle increases from Kentucky, Pennsylvania, Texas and Las Vegas.

Operating Revenues. As a result of the increases in total attendance and wagering on the Company's races, the Company's fiscal 1998 operating revenues increased by $5,804,832, or 18.7%, from the prior fiscal year. This included increases of $2,919,060, or 14%, in pari-mutuel commissions, $37,268, or 7.74%, in breakage, $1,366,481, or 23.8%, in host track fees, $553,084, or 23.6%, in video poker revenue, and $456,199, or 154%, in admissions revenue. Admissions revenues include admissions to box seats and suites that were unavailable prior to the opening of the new racing facility in November 1997. In addition, net concessions revenues increased by approximately $586,417, or 65.8%, as a result of the opening of the new clubhouse and grandstand facilities.

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

Other Income (Expenses). Total other income in fiscal 1998 decreased $1,283,610, or 46.7%, from the prior fiscal year primarily as a result of a decrease of $1,921,362 in video poker franchise fee relief partially offset by an increase of $328,220 in Jazz and Heritage Festival beverage sales income due to the improved weather during fiscal 1998's festival compared to the prior year's festival, and a decrease of $246,683 of interest expense due to the repayment of the construction loans in late 1997.

Interest income in fiscal 1998 increased by $52,469 from the prior fiscal year primarily as a result of the Company investing its operating funds in overnight repurchase securities through a financial institution beginning in July 1998. Short term loan closing costs in fiscal 1998 decreased by $127,105 due to the lack of financing needs of the Company compared to the prior fiscal year. The decrease in the gain on sale of property, plant and equipment of $115,602 related to the fiscal 1997 sale of certain temporary racing facilities, which were used prior to the opening of the Company's new facility.

Extraordinary Items. During the fiscal year ended October 31, 1998, the Company recorded an extraordinary item of $6,272,628, which was net of $3,683,924 of income taxes, as a result of a fire-related litigation settlement with ADT. During the fiscal year ended October 31, 1997, the Company recorded an extraordinary item of $9,022,525, which was net of $5,298,944 of deferred income taxes, as a result of a fire-related litigation settlement with an insurance agent and broker.

Income Taxes. In addition to the components of net income previously discussed, net income for fiscal 1998 included an income tax benefit of $645,355 compared to income tax expense of $775,288 in fiscal 1997. The income tax benefit was attributable to a reduction of the excess of basis for financial reporting purposes over basis for tax purposes of property constructed with the recoveries in the fire-related litigation and insurance settlements.

Net Income. The Company had net income of $5,956,912 for the fiscal year ended October 31, 1998 compared to net income of $9,773,214 for the previous fiscal year. Although the Company received significant litigation settlements as described herein in both fiscal years, the recoveries in fiscal 1998 were substantially below the fiscal 1997 recoveries. In addition, as previously reported, in fiscal 1997, the Company received video poker franchise fee relief of approximately $1.92 million which was not available in fiscal 1998.

Liquidity and Capital Resources

General

Cash and cash equivalents increased $911,078 during the fiscal year ended October 31, 1999, compared to an increase of $2,384,974 during the fiscal year ended October 31, 1998. The increase in cash and cash equivalents in fiscal 1999 was the result of cash provided by investing activities of $3,179,859, partially offset by cash used for operating activities of $874,131, and cash used for financing activities of $1,394,650.

Cash provided from investing was primarily from fire litigation settlements described elsewhere herein. Cash used for operations was primarily due to the payment of purses during the Company's live racing meet. Cash used by financing was primarily the result of dividends paid on the Company's stock partially offset by short term financing proceeds.

As of October 31, 1999, the Company had received cumulatively, since the December 1993 fire, approximately $48 million, before taxes, of insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers or in litigation settlements. The Company's new main grandstand and racing facility was substantially completed in November 1997 and was opened for the start of the Company's 1997-98 live racing meet. The total cost of constructing and furnishing the facility, including the tele-track facility at the Fair Grounds Race Course that was completed in late 1994, through October 31, 1999 was in excess of $35 million.

On April 14, 1998, the Company entered into a working capital line of credit agreement with Bank One for a term of one year. The line of credit was for $2.5 million with interest at 8% on amounts outstanding. The credit agreement was extended beyond April 14, 1999 and was in place at October 31, 1999. A new credit agreement, with substantially the same terms, was entered into with First Bank and Trust in November 1999. No amounts were drawn or outstanding on the Bank One line of credit during the fiscal year ended October 31, 1999 and no amounts have been drawn down on the First Bank and Trust line of credit since it was entered into in November 1999.

On April 30, 1999, the Company paid a special cash dividend of $1.00 per share to shareholders of record at the close of business on April 15, 1999. The Company presently has no plans to declare any additional cash dividends.

The Company believes that the combination of existing cash, cash from future operations, funds available under its working capital line of credit, and the Company's capacity to incur short-term and long-term indebtedness, if necessary, will be sufficient to fund the Company's cash requirements for the foreseeable future. As a result of the fire insurance and other litigation settlements received, the Company has a total net deferred tax liability of approximately $9.65 million at October 31, 1999. The deferred tax liability is to be paid over approximately the next 38 years in accordance with Internal Revenue Service regulations. The Company intends to fund these future tax obligations through operations.

Year 2000 Compliance

A significant part of the Company's operations are dependent on computer systems and applications. These systems are either owned by the Company or are provided under contract by third party technology or other service providers. If these systems were not year 2000 compliant, the Company could have experienced system failures or miscalculations leading to disruption of business operations. Through the third week of year 2000, the Company has not experienced any significant problems associated with the year 2000 issue, although it is possible that year 2000 problems could develop at a later date.

In 1999 the Company completed its assessment of its data processing functions to determine if they are year 2000 compliant. The Company formed a task force which has assisted in its assessment of year 2000 readiness. Based in part on that assessment, in fiscal 1998 the Company purchased and installed an updated version of its accounting software that its vendor stated was year 2000 compliant and in 1999 the Company completed the process of testing that compliance.

The Company also made inquiries to third party providers as to their compliance and has obtained assurances from certain vendors, as well as other race tracks with which the Company interfaces, as to their year 2000 readiness. The Company's plant and equipment, as well as the Providers of Services to the plant and equipment, were also surveyed to determine whether they were year 2000 ready. The services of those providers, including electrical and telephone services, are essential to the Company's ability to operate. The Company's most significant third party technology services provider is Autotote, which performs the totalisator functions for the Company. The Company's contract with Autotote provides that the services are to be year 2000 compliant. The Company was advised that the totalisator functions provided by Autotote are year 2000 compliant. If, in fact, Autotote were not compliant, the Company's operations could have been or could be adversely affected until another provider of the totalisator function can be found. The Company's video services provided by a third party provider, which is an affiliate of Autotote, and are also important to the Company's operations. These services include the production of the telecast signal at the Fair Grounds Race Course and distribution to the Company's tele-tracks and to other wagering facilities within and outside Louisiana. The Company worked with such provider to ensure that the software applications that provide the graphical enhancements and other distinguishing features to the telecast signals are year 2000 compliant. The Company was informed that most of those applications are year 2000 compliant and was assured that the remaining applications would be made year 2000 ready by December 31, 1999. The video poker devices at the Company's facilities are provided by another third party provider. The Company was advised that such equipment is year 2000 compliant. The failure of certain third party providers to complete their year 2000 resolution process could have had, or could in the future have, a material impact on the Company. As a result, the Company considered developing business relationships with alternative providers as necessary and if available but to date has not had to utilize any alternative providers.

To date, the Company has incurred costs of approximately $55,000, including the cost and time of Company employees, to address year 2000 issues. During 1999, the Company completed its assessment of its facility, data processing and other equipment and believes that the total costs associated with its efforts to prepare for year 2000 will not have a material adverse effect on the Company's financial condition or business operations. The Company has not yet completed a contingency plan addressing failure to be year 2000 ready. While the Company had developed contingency plans for most year 2000 failures, it has not been necessary to implement such plans.

Impact of Inflation

To date, inflation has not had a material effect in the Company's operations.

Forward-Looking Statements

The statements in this Annual Report that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding the source of funds for payment of its deferred tax liability, the Company's net income in fiscal 2000, and the adequacy of its cash, cash equivalents and borrowings available under its new working capital line of credit to fund the Company's future cash requirements. Words such as "anticipates," "believes," "expects," "intends," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to, the following: changing economic, market and business conditions, the ability of the Company to compete effectively for top horses and trainers necessary to field high-quality horse racing; the ability of the Company to grow its share of the interstate simulcast market; a substantial change in allocation of live racing days; the impact of competition from alternative gaming (including casinos and lotteries) and other sports and entertainment options in those markets in which the Company operates; and the Company's success in attracting new patrons and generating additional revenue for purses.

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

ITEM 8.   FINANCIAL STATEMENTS

The following financial statements of the Company, including the notes thereto, and the Report of Independent Certified Public Accountants are included herewith:

Report of Independent Certified Public Accountants

Balance Sheets at October 31, 1999 and 1998

Statements of Operations for the Three Years Ended October 31, 1999

Statements of Changes in Stockholders' Equity for the Three Years
Ended October 31, 1999

Statements of Cash Flows for the Three Years Ended October 31, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
and Stockholders of the
Fair Grounds Corporation


We have audited the accompanying balance sheets of the FAIR GROUNDS CORPORATION (the "Company") as of October 31, 1999 and 1998, and the related statements of operations, of changes in stockholders' equity, and of cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 1999, and 1998 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.

/s/ Rebowe & Company

Metairie, Louisiana
January 3, 2000

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                                          October 31
                                                 -------------------------------
ASSETS                                                1999               1998
                                                 ------------       ------------
CURRENT ASSETS
   Cash and cash equivalents                     $  8,488,808       $  7,577,730
   Cash and cash equivalents - restricted             125,665            118,218
   Accounts receivable                              1,079,222          1,078,638
   Mutuel settlements                                 181,630            139,964
   Inventory                                          125,156            118,357
   Deferred income taxes                              103,600             59,940
   Prepaid expenses                                   468,165            437,322
                                                 ------------       ------------

        Total Current Assets                       10,572,246          9,530,169
                                                 ------------       ------------

OTHER ASSETS                                           53,768            283,411
                                                 ------------       ------------

PROPERTY, PLANT AND EQUIPMENT
   Buildings and improvements                      44,177,698         43,870,295
   Land improvements                                4,463,899          4,348,135
   Automotive equipment                               963,243            931,424
   Machinery and equipment                          2,696,449          2,432,433
   Furniture and fixtures                             405,352            366,575
                                                 ------------       ------------

        Total                                      52,706,641         51,948,862

   Less: accumulated depreciation
         and amortization                         (17,667,397)       (15,904,346)
                                                 ------------       ------------

   Depreciable property - net                      35,039,244         36,044,516
   Land                                             3,286,281          3,286,281
                                                 ------------       ------------

        Property, plant and equipment - net        38,325,525         39,330,797
                                                 ------------       ------------

        TOTAL ASSETS                             $ 48,951,539       $ 49,144,377
                                                 ============       ============

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)



                                                            October 31
                                                 -------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                 1999               1998
                                                 ------------       ------------
CURRENT LIABILITIES
   Notes payable                                 $    109,613       $     46,894
   Accounts payable                                   849,288          1,552,141
   Accrued liabilities:
     Deferred purses                                8,104,835          7,930,825
     Host track fees                                  432,721            374,251
     Uncashed mutuel tickets                          391,790            446,786
     Other                                            543,183            369,135
   Deferred revenues                                  282,970            275,701
   Income taxes payable                                 4,932            515,391
                                                 ------------       ------------

        Total Current Liabilities                  10,719,332         11,511,124
                                                 ------------       ------------

DEFERRED INCOME TAXES                               9,652,819          9,995,418
                                                 ------------       ------------

        Total Liabilities                          20,372,151         21,506,542
                                                 ------------       ------------

COMMITMENTS AND CONTINGENCIES                              --                 --
                                                 ------------       ------------

STOCKHOLDERS' EQUITY
   Capital stock - no par value; authorized
     600,000 shares, 469,940 shares issued
     and 468,580 shares outstanding                 1,525,092          1,525,092
   Additional paid-in capital                       1,936,702          1,936,702
   Retained earnings                               25,153,119         24,211,566
                                                 ------------       ------------

        Total                                      28,614,913         27,673,360

   Less: treasury stock at cost,
        1,360 shares at 1999 and 1998                 (35,525)           (35,525)
                                                 ------------       ------------

        Total Stockholders' Equity                 28,579,388         27,637,835
                                                 ------------       ------------

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                   $ 48,951,539       $ 49,144,377
                                                 ============       ============




See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF OPERATIONS

                                                For the Years Ended October 31
                                      --------------------------------------------------
                                           1999               1998               1997
                                      ------------       ------------       ------------
REVENUES
   Pari-mutuel commissions            $ 25,290,751       $ 23,751,342       $ 20,832,282
   Breakage                                698,018            518,822            481,554
   Uncashed mutuel tickets                 540,124            476,740            404,405
                                      ------------       ------------       ------------
        Total                           26,528,893         24,746,904         21,718,241

   Less: pari-mutuel tax                (3,330,231)        (3,164,575)        (2,792,092)
                                      ------------       ------------       ------------

   Commission income                    23,198,662         21,582,329         18,926,149
   Host track fees                      10,311,004          7,100,025          5,733,544
                                      ------------       ------------       ------------

        Total Mutuel Income             33,509,666         28,682,354         24,659,693

   Concessions                           2,272,073          2,194,788          1,485,227
   Admissions (net of taxes)               697,627            753,069            296,870
   Parking                                  56,606             45,090             20,581
   Video poker                           2,980,435          2,899,761          2,346,677
   Programs and forms                    1,455,005          1,598,562          1,491,628
   Miscellaneous                           823,189            611,467            679,583
                                      ------------       ------------       ------------

        Total Operating Revenues        41,794,601         36,785,091         30,980,259
                                      ------------       ------------       ------------


RACING EXPENSES
   Purses                               15,666,248         13,339,805         11,041,607
   Salaries and related
     taxes and benefits                  7,710,882          7,058,677          5,702,370
   Contracts and services                2,353,119          2,197,555          2,333,814
   Depreciation                          1,763,051          1,847,867          1,589,041
   Host track fees                       3,168,059          2,785,281          2,482,926
   Program paper, forms and
     other supplies                      1,649,714          1,774,943          1,587,615
   Utilities                               998,231          1,204,332            674,071
   Advertising and promotion             1,195,451          1,152,101            917,817
   Cost of sales - concessions             866,532            716,918            593,774
   Repairs and maintenance                 774,331            733,474            383,343
   Rent                                    359,872            326,973            304,138
   Miscellaneous                           685,385            704,012            488,113
                                      ------------       ------------       ------------

        Total Racing Expenses         $ 37,190,875       $ 33,841,938       $ 28,098,629
                                      ------------       ------------       ------------




(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF OPERATIONS (CONTINUED)



                                                    For the Years Ended October 31
                                            -----------------------------------------------
                                               1999              1998              1997
                                            -----------       -----------       -----------
GENERAL AND ADMINISTRATIVE
   EXPENSES
   Salaries and related
     taxes and benefits                     $ 2,145,314       $ 1,483,233       $   993,049
   Legal, audit and director fees             1,254,283         1,051,024         1,129,814
   Property taxes                               965,661           811,104           399,541
   Insurance                                    818,374           827,775           866,343
   Office expenses                              569,711           408,938           350,090
   Contracts and services                       127,794           179,880           197,603
   Miscellaneous                                465,440           605,545           166,098
                                            -----------       -----------       -----------

        Total General and
          Administrative Expenses             6,346,577         5,367,499         4,102,538
                                            -----------       -----------       -----------

LOSS FROM OPERATIONS                         (1,742,851)       (2,424,346)       (1,220,908)
                                            -----------       -----------       -----------

OTHER INCOME (EXPENSE)
   Jazz and Heritage Festival
     income - net                             1,249,042         1,376,973         1,048,753
   Video poker franchise fee                         --                --         1,921,362
   Financing charge                            (988,789)               --                --
   Interest expense                             (19,783)          (19,752)         (266,435)
   Interest income                              158,545           130,821            78,352
   Other                                             --           (24,767)          (35,147)
                                            -----------       -----------       -----------

        Total Other Income                  $   399,015       $ 1,463,275       $ 2,746,885
                                            -----------       -----------       -----------

INCOME (LOSS) BEFORE
   INCOME TAXES AND
   EXTRAORDINARY ITEM                       $(1,343,836)      $  (961,071)      $ 1,525,977

PROVISION (BENEFIT) FOR
   INCOME TAXES                                (236,256)         (645,355)          775,288
                                            -----------       -----------       -----------

INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                           (1,107,580)         (315,716)          750,689

EXTRAORDINARY ITEM -
INSURANCE PROCEEDS AS A
RESULT OF DECEMBER 1993
FIRE (net of $1,478,657, $3,683,924
and $5,298,944 of related income taxes
in 1999, 1998 and 1997, respectively)         2,517,713         6,272,628         9,022,525
                                            -----------       -----------       -----------

NET INCOME                                  $ 1,410,133       $ 5,956,912       $ 9,773,214
                                            ===========       ===========       ===========


(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF OPERATIONS (CONTINUED)



                                    For the Years Ended October 31
                                --------------------------------------
                                  1999           1998           1997
                                --------       --------       --------
PER SHARE OF COMMON STOCK:

   INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM         $  (2.37)      $  (0.68)      $   1.60

   EXTRAORDINARY ITEM,
     NET OF INCOME TAXES            5.38          13.39          19.20
                                --------       --------       --------

   NET INCOME                   $   3.01       $  12.71       $  20.80
                                ========       ========       ========






See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended October 31, 1999, 1998 and 1997

                                                                                      Unrealized
                                                                                        Loss On
                                                        Additional                     Securities                    Total
                                           Capital       Paid-In        Retained       Available    Treasury     Stockholders'
                                            Stock        Capital        Earnings       For Sale      Stock          Equity
                                          ----------    ----------    ------------     --------     --------     ------------

Balance, October 31, 1996                 $1,525,092    $1,936,702    $  8,481,440     $(17,125)    $(35,525)    $ 11,890,584


 Net Income                                       --            --       9,773,214           --           --        9,773,214

 Change in unrealized loss
 on securities available
 for sale                                         --            --              --       14,003           --           14,003
                                          ----------    ----------    ------------     --------     --------     ------------

Balance, October 31, 1997                  1,525,092     1,936,702      18,254,654       (3,122)     (35,525)      21,677,801

 Net Income                                       --            --       5,956,912           --           --        5,956,912

 Change in unrealized loss
 on securities available
 for sale                                         --            --              --        3,122           --            3,122
                                          ----------    ----------    ------------     --------     --------     ------------

Balance, October 31, 1998                  1,525,092     1,936,702      24,211,566           --      (35,525)      27,637,835

 Net Income                                       --            --       1,410,133           --           --        1,410,133

 Special cash dividends ($1 per share)            --            --        (468,580)          --           --         (468,580)
                                          ----------    ----------    ------------     --------     --------     ------------

Balance, October 31, 1999                 $1,525,092    $1,936,702    $ 25,153,119     $     --     $(35,525)    $ 28,579,388
                                          ==========    ==========    ============     ========     ========     ============


See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                           For the Years Ended October 31
                                                  ------------------------------------------------
                                                      1999               1998             1997
                                                  ------------      ------------      ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net income                                      $  1,410,133      $  5,956,912      $  9,773,214
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation                                     1,763,051         1,847,867         1,589,041
    Financing charge                                   988,789                --                --
    Gain on sale of property                                --                --          (115,602)
    Provision (benefit) for
      deferred income taxes                           (407,805)         (301,326)        5,836,263
    Loss (Gain) on sale of
      investment securities                                 --              (725)             (398)
    Gain from fire                                  (3,996,370)       (9,900,000)      (14,321,469)
    Change in assets and
      liabilities:
    (Increase) decrease in:
    Accounts receivable and
      mutuel settlements                               (42,250)          168,820          (438,071)
    Inventory                                           (6,799)          (23,054)          (11,055)
    Prepaid expenses                                   (30,843)          (84,155)           72,816
    Cash and cash equivalents -
      restricted                                        (7,447)        2,525,484        (2,509,773)
    Deposits and other assets                          229,643          (157,895)          (23,832)
    Increase (decrease) in:
    Accounts payable and
      accrued liabilities                             (510,259)          736,220           524,312
    Deferred purses                                    174,010           505,646           732,124
    Deferred revenues                                    7,269           134,861           134,840
    Income taxes payable                              (445,253)          329,185            71,000
                                                  ------------      ------------      ------------

    Total Adjustments                               (2,284,264)       (4,219,072)       (8,459,804)
                                                  ------------      ------------      ------------

  Net cash provided by (used for)
    operating activities                              (874,131)        1,737,840         1,313,410
                                                  ------------      ------------      ------------

(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                           For the Years Ended October 31
                                                  ------------------------------------------------
                                                      1999               1998             1997
                                                  ------------      ------------      ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Capital expenditures                                (757,779)       (3,478,477)      (12,965,686)
  Construction contract
    payable                                            (58,732)       (1,097,994)        1,156,726
  Purchase of securities
    available for sale                                      --          (750,000)         (500,000)
  Proceeds from sale of
    securities available for sale                           --         1,346,725           108,852
  Proceeds from sale of property                            --            (1,111)          126,371
  Proceeds from fire
    litigation settlements                           3,996,370         9,900,000        14,321,469
                                                  ------------      ------------      ------------

  Net cash provided by
    investing activities                             3,179,859         5,919,143         2,247,732
                                                  ------------      ------------      ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Dividends paid                                      (468,580)               --                --
  Payment of financing charge                         (988,789)               --                --
  Proceeds from short-term
    borrowings                                       1,320,052         2,272,253        17,083,985
  Principal repayments
    of short-term borrowings                        (1,257,333)       (7,544,262)      (21,717,305)
                                                  ------------      ------------      ------------

  Net cash used for
    financing activities                            (1,394,650)       (5,272,009)       (4,633,320)
                                                  ------------      ------------      ------------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                            911,078         2,384,974        (1,072,178)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                               7,577,730         5,192,756         6,264,934
                                                  ------------      ------------      ------------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                  $  8,488,808      $  7,577,730      $  5,192,756
                                                  ============      ============      ============


See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
              For the Years Ended October 31, 1999, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company conducts a live winter/spring race meet for thoroughbred horses and participates in inter-track wagering as a host track and as a receiving track. In addition, the Company currently operates five off-track betting facilities located in Southeast Louisiana, as well as a tele-track facility located at the Fair Grounds Race Course. Most of the Company's revenues and receivables are dependent on patrons of horse racing and other horse racing facilities and tele-tracks. This results in a concentration of risk and could be affected by regulations or economic conditions that affect the gaming industry.

Basis of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, F. G. Staffing Services, Inc. All inter-company balances and transactions have been eliminated in consolidation.

Uninsured Cash Deposits

As of October 31, 1999 and 1998, the Company had deposits in various financial institutions in the aggregate of $8,622,684 and $8,124,477, respectively. In fiscal year 1999, $308,915 was FDIC insured and $7,884,502 was invested in U.S. Government Securities which are guaranteed by the Federal Government, but are not FDIC insured. The remaining deposits exceeded insured limits as of October 31, 1999 and 1998 by $429,267 and $787,598, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Cash and Cash Equivalents - Restricted

As of October 31, 1999 and 1998, restricted cash totalled $125,665 and $118,218, respectively. This restricted cash is a security deposit for the Company's worker's compensation program.

Inventory

Inventory consists primarily of food and beverage items and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Years Ended October 31, 1999, 1998 and 1997


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

Advertising

Advertising costs are charged to operations when incurred.

Accounts Receivable

The Company has recorded accounts receivable from pari-mutuel wagering, video poker and other activities. The majority of these receivables is settled at least monthly and considered fully collectable. Therefore, management does not consider an allowance for doubtful accounts to be necessary.

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

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Years Ended October 31, 1999, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

The Company records income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. The most significant deferred tax items of the Company relates to the deferred tax gain as a result of the December 1993 fire as further discussed in Note 5.

Deferred Purses

Deferred purses include those amounts required by Louisiana law to be withheld from commissions, video poker revenues, or out-of-state host fees earned by a racing licensee and paid as purse supplements during the licensee's succeeding live racing meet.

Net Income Per Share

Net income per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Per share amounts were determined using 468,580 common shares outstanding.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Years Ended October 31, 1999, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain prior year accounts have been reclassified to conform to the current year presentation. This reclassification has no effect on the net income for the year ended October 31, 1998 and 1997.

Restatement of 1998 Financial Statements

The financial statements for the year ended October 31, 1998 have been restated to correct for an error in the calculation of deferred income taxes. The Company's statement of operations for the fiscal year ended October 31, 1998 erroneously reflected a benefit for income taxes of $3,364,232 and net income for fiscal 1998 of $8,973,671. The benefit for income taxes was primarily related to the insurance and litigation recoveries arising out of a fire at the Company's race track in 1993 and the reinvestment of those recoveries in the Company's new facilities. Had this error not occurred, net income would have been reduced by $3,016,759 or $6.38 per share, to $5,956,912 or $12.71 per share. Stockholders' equity at October 31, 1998 would have been $27,637,835 as compared to the previously reported amount of $30,654,594. The Company's financial statements as of October 31, 1998 have been restated to reflect this adjustment.


NOTE 2 - STATEMENTS OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

Cash was paid during the following fiscal years for:

                                                  1999               1998              1997
                                              ------------      ------------      ------------

          Interest                            $     19,783      $     50,594      $    454,457
                                              ============      ============      ============
          Income taxes                        $  1,298,000      $  3,154,626      $    166,969
                                              ============      ============      ============

The 1997 cash paid for interest includes capitalized interest of $214,103.

There were no noncash investing or financing activities for fiscal years ended October 31, 1999, 1998, and 1997.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Years Ended October 31, 1999, 1998 and 1997


NOTE 3 - INVESTMENT SECURITIES AVAILABLE FOR SALE

There were no investment securities classified as available for sale at October 31, 1999 and 1998.

During the fiscal years ended October 31, 1998 and 1997, proceeds from sales of investment securities available for sale were $1,346,725 and $108,852, respectively, and gross realized gains (losses) from such sales were $(725), and $398, respectively. There were no proceeds from sales of investment securities or gains (losses) realized for the fiscal year ended October 31, 1999.


NOTE 4 - NOTES PAYABLE

                                                             October 31
                                                     ------------------------
                                                        1999           1998
                                                     ---------      ---------


Imperial Premium Finance, Inc.
Installment note - insurance
premium financing; interest at 6.75%,
final installment due April 2000.                       69,130             --

INAC Corp; Installment note -
insurance premium financing;
interest at 6.78%, final installment
due February 2000.                                      40,483             --

INAC Corp.; Installment note -
insurance premium financing;
interest at 6.79%, final installment
due February 1999.                                          --         46,894
                                                     ---------      ---------

                                                     $ 109,613      $  46,894
                                                     =========      =========


NOTE 5 - INCOME TAXES

The components of the income tax provision (benefit) are as follows:

                                                        October 31
                                    --------------------------------------------------
                                        1999               1998                1997
                                    ------------       ------------       ------------

Current:
     Federal                        $  1,278,244       $  3,188,238       $    121,000
     State                               200,413            495,686                 --
                                    ------------       ------------       ------------
          Total                        1,478,657          3,683,924            121,000

Deferred                                (236,256)          (645,355)         5,953,232
                                    ------------       ------------       ------------

          Total                     $  1,242,401       $  3,038,569       $  6,074,232
                                    ============       ============       ============

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Years Ended October 31, 1999, 1998 and 1997


NOTE 5 - INCOME TAXES (CONTINUED)

Approximately $1.5 million, $3.7 million and $5.3 million of the deferred income tax provision is shown net of the extraordinary item - gain on fire on the Statement of Operations for the years ended October 31, 1999, 1998 and 1997, respectively.

For the fiscal years ended October 31, 1999 and 1998, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are presented below. There was no activity in the valuation allowance in fiscal years 1999 and 1998.

                                                                        October 31
                                                             -------------------------------
                                                                 1999               1998
                                                             ------------       ------------

Current deferred tax assets:
General liability insurance contingency accrual              $    103,600       $     59,940
                                                             ------------       ------------
Total current deferred tax assets                            $    103,600       $     59,940
                                                             ============       ============
Non-current deferred tax assets:

Tax accumulated depreciation in excess of book               $ (1,850,589)      $ (2,193,188)
                                                             ------------       ------------
Total non-current deferred tax assets                          (1,850,589)        (2,193,188)

Non-current deferred tax liabilities:

Deferred tax on gain from fire                                 (7,802,230)        (7,802,230)
                                                             ------------       ------------
Net non-current deferred tax liabilities                     $ (9,652,819)      $ (9,995,418)
                                                             ============       ============


A reconciliation of the provision (benefit) for taxes on income at the Company's federal statutory income tax rate to the tax provision (benefit) for financial reporting purposes for fiscal years ending October 31, 1999, 1998 and 1997 is as follows:

                                                                       October 31
                                                   -------------------------------------------------
                                                       1999              1998               1997
                                                   ------------      ------------       ------------

Expected tax provision                             $    901,862      $  3,058,464       $  5,388,132
State income taxes                                      200,413           495,686            475,423
Utilization of net operating loss                            --                --            251,000
Additional tax basis attributable to gain                    --          (347,473)                --
Other                                                   140,126          (168,108)           (40,323)
                                                   ------------      ------------       ------------
Actual tax provision                               $  1,242,401      $  3,038,569       $  6,074,232
                                                   ============      ============       ============

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Years Ended October 31, 1999, 1998 and 1997


NOTE 5 - INCOME TAXES (CONTINUED)

As of October 31, 1999, the Company has recorded a non-current deferred tax liability totaling $9,652,819 as a result of the deferred gain on the fire for income tax purposes. The Company has reinvested all fire insurance and litigation proceeds into its new facilities within the allowable replacement period, therefore deferring the gain on the involuntary conversion. As a result, the Company has a difference between the book and tax bases of such facilities. This taxable difference will reverse with the scheduled depreciation of such assets over its remaining tax life.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has been a party to a number of legal proceedings which arose as a result of the December 1993 fire that destroyed the Company's main clubhouse and grandstand building or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of pending fire-related proceedings or proceedings terminated during the fiscal year ended October 31, 1999:

Travelers Litigation

In May 1994, the Company filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers") and others. The Company contended that the insurance policy issued by Travelers provided the Company with blanket coverage in the amount of $24.2 million in excess of the $10 million of underlying coverage and accordingly, that Travelers was liable for the difference between $24.2 million and the amount previously paid by Travelers (approximately $9.5 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contended that the insurance agent and the insurance broker who arranged for the insurance were liable to the Company for any damages sustained including any damages sustained because the amount of coverage was less than that claimed by the Company. Travelers' position was that its liability under such policy was limited to the amount which it had previously paid.

In November 1996, the Company reached a joint settlement with the insurance agent and broker. The settlement agreement included a "Mary Carter" provision whereby the insurance agent and broker are entitled to share in any recovery that the Company might have obtained from Travelers in that litigation. The Company's action against Travelers was tried in September 1997, and in April 1998 the trial court entered judgment in favor of the Company and against Travelers, awarding the Company an additional $2,410,905 in business interruption insurance, legal interest on that sum from May 1994 until paid, statutory penalties in the amount of $222,128 and attorney's fees in an amount to be set by the Court. The court later fixed the amount of attorney's fees at $75,000.

Both the Company and Travelers filed appeals with the Louisiana Fifth Circuit Court of Appeals. On September 28, 1999 the Court of Appeals amended the trial court judgment to delete the

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Years Ended October 31, 1999, 1998 and 1997

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

$2,410,905 award for business interruption coverage and otherwise affirmed the trial court's decision. After the Company's petition for rehearing was refused by the Court of Appeals on October 18, 1999, the Company filed an application for writ of certiorari with the Louisiana Supreme Court which has not yet acted on such application. Since the decision by the Court of Appeals, Travelers has paid $327,147 to the Company in satisfaction of that portion of the judgment attributable to penalties, attorney's fees and interest thereon. Under the Mary Carter provision, the Company is entitled to the following: (i) 100% of the first $1.0 million recovered and 100% of any recovery from $3.0 million to $4.0 million; (ii) 57.214437% of any recovery from $10.0 million to $14,674,474; and
(iii) 85% of any recovery in excess of $14,674,474.

Livingston Downs Litigation

In 1996, a suit was filed in U.S. District Court in Baton Rouge by Livingston Downs Racing Association ("Livingston") naming the Company and other defendants in an antitrust/civil RICO suit alleging the Company participated in a conspiracy to prevent the plaintiff from entering the live racing, off track betting and video poker markets. The Company filed a motion for summary judgment in late 1998 but that motion has not been decided by the U.S. District Court. Livingston had previously filed a series of other legal actions against the Company which were resolved in the Company's favor. Management believes that Livingston's claims in this case are without merit. However, there is no assurance that the Company will successfully defend all of Livingston's claims. Because the amount is question has not yet been determined but could be substantial and because there is no assurance that there will be insurance coverage or that it will be adequate, as discussed below, the failure of the Company to prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

In a declaratory judgment action related to the Livingston suit brought by insurers for the Company and several of its affiliates, which case has been consolidated with the suit filed by Livingston, on January 14, 1999 the U.S. District Court granted the Company's motion for summary judgment, finding that coverage exists under certain of the Company's insurance policies for claims asserted by Livingston and that the insurers have a duty to defend. The insurers have filed a motion for new trial that is pending in the U.S. District Court. There is no assurance that the motion for new trial will be denied or, if denied, that the decision of the U.S. District Court will be affirmed on appeal or that the insurance policies will provide sufficient coverage to indemnify the Company fully.

Other Litigation

A suit was filed in 1996 in the 19th Judicial District Court in Louisiana by the Louisiana Horsemen's Benevolent and Protective Association ("LHBPA"), an association of horsemen organized to promote the dissemination of information on issues critical to horsemen and the exchange of ideas and information, against the Company, the State of Louisiana, and all other pari-mutuel wagering facilities operating in Louisiana. The LHBPA is seeking a larger portion of video poker proceeds on the grounds that the State of Louisiana and the horse racing tracks in Louisiana have misinterpreted a Louisiana statute specifying the amount of revenues from video poker machines at

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Years Ended October 31, 1999, 1998 and 1997


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

pari-mutuel waging facilities that are to be used as purse supplements. A motion for summary judgment seeking dismissal of this action was filed in April 1999 and is pending before the court. Management believes that the Company is in compliance with the Louisiana statute and the guidelines established by the Louisiana State Police Gaming Division, which regulates compliance with the State of Louisiana video poker law, and that the Company has sufficient defenses to all claims. However, there is no assurance that the Company will successfully defend the LHBPA's claims. Because the amount in question could be substantial, the failure by the Company to prevail in this lawsuit could have a material effect on the Company's operations, financial condition and cash flows.

In July 1997, present or former security or concessions employees of the Company filed an action in the United States District Court in New Orleans claiming that the plaintiffs were entitled, under the Fair Labor Standards Act, to overtime for hours worked over 40 in each work week from July 1994 to July 1997. Two of the plaintiffs also sought to recover damages for alleged retaliatory discharge. In 1999, the Company and the plaintiffs reached a settlement agreement pursuant to which the Company paid the plaintiffs $100,000 in full settlement of all claims for overtime pay plus attorneys' fees. The retaliatory discharge claims were tried in 1999. At the conclusion of evidence, the court dismissed those claims.

During fiscal 1999, the Company received a final payment of $3,996,370 in connection with the fire-related litigation against ADT Security Systems Mid-South, Inc., as previously reported. This amount has been reported as an extraordinary item, net of taxes, in the Company's October 31, 1999 Statement of Operations.

The Company also has an accrued liability of $280,000 for contingent liabilities as of October 31, 1999. This amount has been reported as an "Other Current Liability" in the October 31, 1999 Balance Sheet. This accrual increased by $118,000 over fiscal 1998's accrual based upon management's evaluation of outstanding contingencies at October 31, 1999. Such increase of the accrual for contingent liabilities has been reported as a "Miscellaneous General and Administrative Expense" in the Company's October 31, 1999 Statement of Operations.

Except as described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.


NOTE 7 - RELATED PARTY TRANSACTIONS

In April 1996, Bryan G. Krantz purchased 339,604 shares of the Company's stock from a Trust which had previously acquired the shares from Marie G. Krantz. A promissory note was executed by Bryan G. Krantz in favor of the Trust for $9,984,358 with interest at 5.76% per year. The note is due in April 2005 and cannot be prepaid. The note is secured by a Stock Pledge Agreement in favor

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Years Ended October 31, 1999, 1998 and 1997


NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

of the Trust executed by Bryan G. Krantz and Marie G. Krantz, in her capacity as Voting Trustee of a Voting Trust which at the time of such purchase, and throughout the period referred to herein, held such shares. In April 1998, Bryan G. Krantz transferred said 339,604 shares of the Company's common stock to Finish Line Management Corporation ("Finish Line"), together with all of his interest in the Voting Trust and the voting trust certificate issued by Marie
G. Krantz, as Voting Trustee, representing a beneficial interest in 339,604 shares of the Company's common stock. Finish Line assumed Bryan G. Krantz's indebtedness to the Trust and agreed to be bound by the Stock Pledge Agreement. Bryan G. Krantz owns 100% of the capital stock of Finish Line, having acquired from Marie G. Krantz, as Voting Trustee, in March 1998 the 66.6% of the outstanding capital stock of Finish Line not theretofore owned by him. Accordingly, the transfer of the 339,604 shares of common stock from Bryan G. Krantz to Finish Line did not constitute a change in beneficial ownership of said 339,604 shares.

Marie G. Krantz, Chairman of the Board of Directors and Treasurer of the Company, has voting control, as Voting Trustee, over the 339,604 shares of common stock of the Company (72.27% of the outstanding common stock of the Company) owned by Finish Line.

In August 1992, the Company entered into a Management Agreement with Finish Line to operate five tele-track facilities previously operated by Jefferson Downs Corporation ("Jefferson Downs"), all of the capital stock of which is owned by Marie G. Krantz and Bryan G. Krantz, for a period of ten years, commencing November 1, 1992, with the option granted to Finish Line to extend the term of the Management Agreement for two additional five year periods. The Management Agreement provides that Finish Line is to have the exclusive responsibility for the direction, supervision, management and operation of such facilities, is to collect all monies from such operation and is to pay all expenses in connection therewith. The Company receives a monthly payment of 0.1% of the gross pari-mutuel handle at such facilities plus purse supplements, and Finish Line receives monthly compensation equal to the difference between the gross receipts collected at such facilities less all expenses (including the payment to the Company described herein) paid by Finish Line. In addition, Finish Line is to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company. During the fiscal years ended October 31, 1999, 1998 and 1997, the Company received $87,530, $90,668, and $82,655, respectively, from Finish Line in accordance with the Management Agreement. Accounts receivable from Finish Line were $774,245 and $753,984 at October 31, 1999 and 1998, respectively.

The following table reflects the host track fees and purse supplement receipts from Finish Line for the fiscal years ended October 31, 1999, 1998, and 1997.

                                                           Received by the Company and Paid
                                                     by Finish Line for the Years Ended October 31
                                                   -------------------------------------------------
                                                       1999              1998               1997
                                                   ------------      ------------       ------------

Host track fees                                    $    305,591      $    297,035       $    325,680
                                                   ============      ============       ============
Purse supplement receipts                          $  4,986,874      $  4,788,281       $  4,822,405
                                                   ============      ============       ============

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Years Ended October 31, 1999, 1998 and 1997


NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

Marie G. Krantz and Bryan G. Krantz each own 50% of the capital stock of Continental Advertising, Inc. ("Continental"). During the fiscal years ended October 31, 1999, 1998 and 1997, the Company made payments to Continental of $628,365, $502,000, and $333,000, respectively, to reimburse Continental for advertising expenses paid by it. Continental does not generate any net income and the Krantz's do not receive any form of compensation from it. As of October 31, 1999 and 1998, the Company was due amounts included in accounts receivable of $13,894 and $6,614 from Continental, respectively.

In February 1992, the Company, Jefferson Downs and Finish Line entered into an agreement with Video Services, Inc. ("VSI"), whereby VSI was granted the exclusive right and license by the Company to install, maintain and operate video draw poker devices at the Fair Grounds Race Course, Jefferson Downs Race Course and at the tele-tracks then operated by the Company, Jefferson Downs and Finish Line. Such agreement was for an initial term of five years, with an option by VSI to extend the term for an additional five years, which option was exercised. The agreement provides that the Company is to receive a percentage of the revenues from the operation of the devices installed at the Company's facilities (not including the facilities operated for the Company by Finish
Line). Such percentage is calculated on the basis of the average amount collected daily from each device during each month, after the payment of prizes, taxes and fees. One-half of the net revenues from such devices, after deduction of certain amounts, are required by state statute to be paid as purse supplements during the live racing meet. In addition, this agreement entitles the Company and Finish Line to share in a $270,000 annual promotional fee paid by VSI. In each of fiscal years 1999, 1998 and 1997, upon agreement of the Company and Finish Line, the Company received the total promotional fee of $270,000. Of this amount, $135,000 was set aside each year as purse supplements to be paid during the upcoming racing season.

The video poker draw devices which have been installed and are to be installed by VSI remain the property of VSI. As of October 31, 1999, 1998 and 1997, there were a total of 337, 315, and 297 devices, respectively, in operation at all of the Company's facilities. In addition, there were a total of 345, 414, and 428 devices in operation at the Finish Line facilities as of October 31, 1999, 1998 and 1997, respectively.

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

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Years Ended October 31, 1999, 1998 and 1997


NOTE 8 - LEASES

The Company has various operating leases for the use of buildings and parking facilities to operate off-track betting facilities in Louisiana. The location, lease terms, and monthly payments are as follows:


=================================================================================================
                                                                                          Monthly
            Location                              Lease Term                              Payment
-------------------------------------------------------------------------------------------------
 St. Bernard Parish, Louisiana         January 1, 1995 to January 31, 1999                $ 6,000
                                       February 1, 1999 to January 31, 2004               $ 9,325

-------------------------------------------------------------------------------------------------

 LaPlace, Louisiana                    February 1, 1998 to January 31, 1999               $ 4,420
                                       February 1, 1999 to January 31, 2000               $ 4,553

-------------------------------------------------------------------------------------------------

 Bourbon Street -                      March 15, 1991 to March 14, 1999                   $10,000
 New Orleans, Louisiana                March 15, 1999 to March 14, 2004                   $13,125

-------------------------------------------------------------------------------------------------

 Thibodaux, Louisiana                  October 1, 1998 to September 30, 1999              $ 2,300
                                       October 1, 1999 to September 30, 2000              $ 2,300

-------------------------------------------------------------------------------------------------

 Metairie, Louisiana                   February 1, 1998 to January 31, 1999               $ 9,000
                                       February 1, 1999 to January 31, 2000               $ 9,500
                                       February 1, 2000 to January 31, 2001               $ 9,500
=================================================================================================

                           FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Years Ended October 31, 1999, 1998 and 1997


NOTE 8 - LEASES (CONTINUED)

The tele-tracks formerly licensed to Jefferson Downs and now licensed to the Company are also leased; however, as described herein, Finish Line has agreed to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company.

Future obligations over the primary lease terms, not including renewal periods, of the Company's long-term leases as of October 31, 1999 are as follows:

                       Year Ending
                       October 31
                       -----------
                          2000                        $    422,359
                          2001                             297,900
                          2002                             269,400
                          2003                             269,400
                          2004                              87,038
                                                      ------------
                          Total                       $  1,346,097
                                                      ============

The Company is party to an agreement with Autotote Limited to provide wagering services, including computer and all related services to carry out the totalisator function for the Company, until November 20, 2002. The Company pays Autotote Limited 0.0039% of the total on-track pari-mutuel handle, plus fixed equipment rental fees for certain equipment provided by Autotote. The minimum to be paid to Autotote Limited for each year of the agreement is $200,000. No estimates of future obligations under this agreement have been included in the above table. For the fiscal years ended October 31, 1999, 1998, and 1997, the Company incurred $200,000 in minimum rental fees and $695,670, $647,187 and $600,724, respectively, in equipment and contingent rental fees in connection with its agreement with Autotote Limited. Such rental fees were recorded as racing expenses - contracts and services.

NOTE 9 - STOCK OPTIONS

The Company has a stock option plan whereby all incentive stock options granted under the Plan are intended to qualify as incentive stock options under Section 422(b) of the Internal Revenue Code. Under the Plan, the option price per share must be at least equal to 100% of the fair market value per share of the common shares of the Company on the date of the grant. An aggregate of 20,000 common shares has been reserved for issue and may be granted up to February 28, 2001. No options were granted or exercised during fiscal years ended October 31, 1999, 1998 and 1997. No options were outstanding at October 31, 1999.

                            FAIR GROUNDS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              For the Years Ended October 31, 1999, 1998 and 1997


NOTE 10 - DEFINED CONTRIBUTION PLAN

The Company's 401(k) Plan is a defined contribution plan covering all full-time employees that have at least one year of service and are age twenty-one or older.

Plan participants may contribute to the Plan, and the Company may make matching contributions subject to the provisions of the Employees Retirement Income Security Act.

The Company did not make any matching contributions to the Plan during the years ended October 31, 1999, 1998, and 1997.


NOTE 11 - SUBSEQUENT EVENT

On November 9, 1999, the Company received $326,396.87 from Travelers Indemnity Company of Illinois. (See Note 6 above).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors of the Company contained in the section entitled "Election of Directors" of the definitive Information Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission on or about March 3, 2000 is incorporated herein by reference in response to this item.


ITEM 11.  EXECUTIVE COMPENSATION

The information contained in the sections entitled "Executive Compensation" and "Board Committees and Compensation" of the definitive Information Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission on or about March 3, 2000 is incorporated herein by reference in response to this item.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the section entitled "Security Ownership" of the definitive Information Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission on or about March 3, 2000 is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the section entitled "Election of Directors" and "Executive Compensation" of the definitive Information Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission on or about March 3, 2000 is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    The following audited financial statements are included in Part II,
          Item 8:


Financial Statements                                                             Page
---------

               Report of Independent Certified Public Accountants                  25

               Balance Sheets at October 31, 1999 and 1998                         26

               Statements of Operations for the Three Years                        28
               Ended October 31, 1999

               Statements of Changes in Stockholder's                              31
               Equity for the Three Years Ended
               October 31, 1999

               Statements of Cash Flows for the Three                              32
               Years Ended October 31, 1999

               Notes to Financial Statements                                       34

 (b)     Report on Form 8-K:  None

 (c)     Exhibits: The following exhibits are filed as part of this report.
         Those exhibits which have been previously filed and incorporated herein by reference are identified by reference to the previous filing.

 3.1     Articles of Incorporation of Fair Grounds Corporation, as amended          *
         (incorporated herein by reference to Exhibit (3)(a) to the Form 10-K of the Company for the fiscal year ended October 31, 1991, filed on
         January 29, 1992).

 3.2     Amended and Restated By-Laws of Fair Grounds Corporation                   *
         (incorporated herein by reference to Exhibit (3)(b) to the Form 10-K of the Company for the fiscal year ended October 31, 1990).

   9     Voting Trust Agreement dated as of August 31, 1993, by and among           *
         Bryan G. Krantz and Richard Katcher, Trustee, as grantors, and Marie
         G. Krantz as Voting Trustee (incorporated herein by reference to exhibit 2 to Amendment No. 3 to Schedule 13D filed by such persons on
         October 13, 1993).


10.1     Net Commercial Lease Agreement dated November 10, 1988, between            *
         Pelican Homestead and Savings Association and Fair Grounds Corporation
         (incorporated herein by reference to Exhibit (10)(e) to the Form 10-K of the Company for the fiscal year ended October 31, 1989).

10.2     Lease of Commercial Property dated February 1, 1989, between Mereaux       *
         and Nunez, Inc. and Fair Grounds Corporation (incorporated herein by reference to Exhibit (10)(f) to the Form 10-K of the Company for the
         fiscal year ended October 31, 1989).

10.3     Lease Agreement dated March 8, 1989, between Richard F. Keyworth and       *
         Fair Grounds Corporation (incorporated herein by reference to Exhibit
         (10)(g) to the Form 10-K of the Company for the fiscal year ended
         October 31, 1989).

10.4     Fair Grounds Corporation Stock Option Plan (incorporated herein by         *
         reference to Appendix A to the definitive Information Statement of the
         Company dated February 26, 1991).

10.5     Commercial Lease Agreement dated April 1, 1991 between Blake's             *
         Superette, Inc. and Fair Grounds Corporation (incorporated herein by reference to Exhibit (10)(m) to the Form 10-K of the Company for the
         fiscal year ended October 31, 1991, filed on January 29, 1992).

10.6     Lease Agreement dated November 21, 1991 between Jefferson Downs            *
         Corporation and Fair Grounds Corporation (incorporated herein by reference to Exhibit (10)(n) to the Form 10-K of the Company for the
         fiscal year ended October 31, 1991, filed on January 29, 1992).

10.7     Management Agreement by and between Finish Line Management Corp. and       *
         Fair Grounds Corporation, dated October 9, 1992. (Incorporated herein by reference to Exhibit (10)(q) to the Form 10-K of the Company for
         the fiscal year ended October 31, 1992, filed on February 15, 1993.)


10.8     Agreement  dated  February 28, 1992,  by and between  Video  Services,     *
         Inc., Fair Grounds Corporation, Jefferson Downs Corporation and Finish
         Line Management Corp. (Incorporated herein by reference to Exhibit
         (10)(t) to the Form 10-K of the Company for the fiscal year ended
         October 31, 1992, filed on February 15, 1993.)

10.9     Lease  Agreement  dated August 1, 1995 between Fair Grounds                *
         Corporation and Robert J. and Iris Ann Saia. (Incorporated herein by reference to Exhibit 10.9 to the Form 10-K of the Company for the
         fiscal year ended October 31, 1998, filed on February 11, 1999.)

  27     Financial Data Schedule (for SEC use only)                                 56


*Incorporated herein by reference as indicated.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                            FAIR GROUNDS CORPORATION




                                            By: /s/ Bryan G. Krantz
                                                -----------------------
                                            Bryan G. Krantz, President

Date: January 27, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                 Capacity                      Date
---------                            --------                      ----

PRINCIPAL EXECUTIVE OFFICER:


/s/ Bryan G. Krantz
-----------------------
Bryan G. Krantz                      President                     January 27, 2000


PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:



/s/ Gordon M. Robertson
-----------------------
Gordon M. Robertson,                 Chief Financial Officer       January 27, 2000

DIRECTORS:



/s/ Richard Katcher
-----------------------
Richard Katcher                      Director                      January 27, 2000


/s/ Marie G. Krantz
-----------------------
Marie G. Krantz                      Director and Chairman         January 27, 2000
                                     of the Board


/s/ Bryan G. Krantz
-----------------------
Bryan G. Krantz                      Director and President        January 27, 2000


/s/ Ronald J. Maestri
-----------------------
Ronald J. Maestri                    Director                      January 27, 2000


/s/ Charmaine R. Morel
-----------------------
Charmaine R. Morel                   Director                      January 27, 2000


/s/ Wayne E. Thomas
-----------------------
Wayne E. Thomas                      Director                      January 27, 2000

                                 EXHIBIT INDEX


Exhibit                            Description                                    Page
-------                            -----------                                    ----

 3.1     Articles of Incorporation of Fair Grounds Corporation, as amended          *
         (incorporated herein by reference to Exhibit (3)(a) to the Form 10-K of the Company for the fiscal year ended October 31, 1991, filed on
         January 29, 1992).

 3.2     Amended and Restated By-Laws of Fair Grounds Corporation                   *
         (incorporated herein by reference to Exhibit (3)(b) to the Form 10-K of the Company for the fiscal year ended October 31, 1990).

   9     Voting Trust Agreement dated as of August 31, 1993, by and among           *
         Bryan G. Krantz and Richard Katcher, Trustee, as grantors, and Marie
         G. Krantz as Voting Trustee (incorporated herein by reference to exhibit 2 to Amendment No. 3 to Schedule 13D filed by such persons on
         October 13, 1993).

10.1     Net Commercial Lease Agreement dated November 10, 1988, between            *
         Pelican Homestead and Savings Association and Fair Grounds Corporation
         (incorporated herein by reference to Exhibit (10)(e) to the Form 10-K of the Company for the fiscal year ended October 31, 1989).

10.2     Lease of Commercial Property dated February 1, 1989, between Mereaux       *
         and Nunez, Inc. and Fair Grounds Corporation (incorporated herein by reference to Exhibit (10)(f) to the Form 10-K of the Company for the
         fiscal year ended October 31, 1989).

10.3     Lease Agreement dated March 8, 1989, between Richard F. Keyworth and       *
         Fair Grounds Corporation (incorporated herein by reference to Exhibit
         (10)(g) to the Form 10-K of the Company for the fiscal year ended
         October 31, 1989).


10.4     Fair Grounds Corporation Stock Option Plan (incorporated herein by         *
         reference to Appendix A to the definitive Information Statement of the
         Company dated February 26, 1991).

10.5     Commercial Lease Agreement dated April 1, 1991 between Blake's             *
         Superette, Inc. and Fair Grounds Corporation (incorporated herein by reference to Exhibit (10)(m) to the Form 10-K of the Company for the
         fiscal year ended October 31, 1991, filed on January 29, 1992).

10.6     Lease Agreement dated November 21, 1991 between Jefferson Downs            *
         Corporation and Fair Grounds Corporation (incorporated herein by reference to Exhibit (10)(n) to the Form 10-K of the Company for the
         fiscal year ended October 31, 1991, filed on January 29, 1992).

10.7     Management Agreement by and between Finish Line Management Corp. and       *
         Fair Grounds Corporation, dated October 9, 1992. (Incorporated herein by reference to Exhibit (10)(q) to the Form 10-K of the Company for
         the fiscal year ended October 31, 1992, filed on February 15, 1993.)

10.8     Agreement  dated  February 28, 1992,  by and between  Video  Services,     *
         Inc., Fair Grounds Corporation, Jefferson Downs Corporation and Finish
         Line Management Corp. (Incorporated herein by reference to Exhibit
         (10)(t) to the Form 10-K of the Company for the fiscal year ended
         October 31, 1992, filed on February 15, 1993.)

10.9     Lease  Agreement  dated August 1, 1995 between Fair Grounds                *
         Corporation and Robert J. and Iris Ann Saia. (Incorporated herein by reference to Exhibit 10.9 to the Form 10-K of the Company for the
         fiscal year ended October 31, 1998, filed on February 11, 1999.)

  27     Financial Data Schedule (for SEC use only)                                56


*   Incorporated herein by reference as indicated.