Form 10-Q/A
period 1999-01-31
FAIR GROUNDS CORP
filed 2000-03-15
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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


INDICATE BY A CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT(S)), AND (2) HAS BEEN SUBJECT TO SUCH RILING REQUIREMENTS FOR THE PAST 90 DAYS.

                   [X] YES     [ ] NO

          468,580 COMMON SHARES WERE OUTSTANDING AS OF MARCH 1, 1999.

                            FAIR GROUNDS CORPORATION

                                     INDEX

                                                                                                                  PAGE
                                                                                                                  ----
PART 1.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  BALANCE SHEET, JANUARY 31, 1999 (UNAUDITED)
                  AND BALANCE SHEET, OCTOBER 31, 1998.............................................................2

                  STATEMENTS OF OPERATIONS AND RETAINED
                  EARNINGS FOR THE THREE MONTHS ENDED
                  JANUARY 31, 1999 AND 1998 (UNAUDITED)...........................................................4

                  STATEMENTS OF CASH FLOWS FOR THE THREE
                  MONTHS ENDED JANUARY 31, 1999 AND 1998
                  (UNAUDITED).....................................................................................7

                  NOTES TO FINANCIAL STATEMENTS FOR THE THREE
                  MONTHS ENDED JANUARY 31, 1999 AND 1998 (UNAUDITED)..............................................9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.............................................................17

PART 11.          OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS................................................................................25


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................................25


SIGNATURES........................................................................................................26

                                     PART I
                             FINANCIAL INFORMATION

                                EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend the Registrant's Form 10-Q for the quarter ended January 31, 1999, which was filed with the Securities and Exchange Commission on March 16, 1999 to reflect the effects of the restatement of the Company's financial statements as of, and for the year ended, October 31, 1998 as set forth in the Company's Form 10-K/A for the year ended October 31, 1998.

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                                                       (Unaudited)
                                                           January 31,         October 31,
                                                              1999                1998
                                                           -----------         -----------
ASSETS

CURRENT ASSETS
         Cash and cash equivalents                        $   4,107,940       $   7,577,730
         Cash and cash equivalents
                   - restricted                                 125,665             118,218
         Accounts receivable                                  4,278,790           1,078,638
         Mutuel settlements                                     444,621             139,964
         Inventory                                              172,690             118,357
         Prepaid expenses                                     1,657,558             437,322
         Deferred Taxes                                          59,940              59,940
                                                          -------------       -------------

                  Total Current Assets                       10,847,204           9,530,169
                                                          -------------       -------------

OTHER ASSETS                                                    279,761             283,411
                                                          -------------       -------------

PROPERTY, PLANT AND EQUIPMENT
         Buildings and improvements                          43,870,295          43,870,295
         Land improvements                                    4,348,135           4,348,135
         Automotive equipment                                   931,424             931,424
         Machinery and equipment                              2,542,942           2,432,433
         Furniture and fixtures                                 382,868             366,575
                                                          -------------       -------------

                  Total                                      52,075,879          51,948,862

         Less: accumulated depreciation
                  and amortization                          (16,400,522)        (15,904,346)
                                                          -------------       -------------

         Depreciable property - net                          35,675,142          36,044,516
         Land                                                 3,286,281           3,286,281
                                                          -------------       -------------

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                                           (Unaudited)
                                                           January 31,         October 31,
                                                               1999               1998
                                                          -------------       -------------
         Property, plant and
                  equipment - net                            38,961,423          39,330,797
                                                          -------------       -------------

                  TOTAL ASSETS                            $  50,088,388       $  49,144,377
                                                          =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Notes payable                                    $   1,168,578       $      46,894
         Accounts payable                                       267,878           1,552,141
         Accrued liabilities:
                  Deferred purses                             6,830,787           7,930,825
                  Host track fees                               512,266             374,251
                  Uncashed mutuel tickets                       550,431             446,786
                  Other                                         501,899             369,135
         Deferred revenues                                      147,182             275,701
         Income taxes payable                                 1,240,860             515,391
                                                          -------------       -------------

                  Total Current Liabilities                  11,219,881          11,511,124
                                                          -------------       -------------

DEFERRED INCOME TAXES                                         9,995,418           9,995,418
                                                          -------------       -------------

                  Total Liabilities                          21,215,299          21,506,542
                                                          -------------       -------------

COMMITMENTS AND CONTINGENCIES                                        --                  --
                                                          -------------       -------------

STOCKHOLDERS' EQUITY
         Capital stock - no par value;
                  authorized 600,000 shares,
                  469,940 shares issued and
                  468,580 shares outstanding                  1,525,092           1,525,092
         Additional paid-in-capital                           1,936,702           1,936,702
         Retained earnings                                   25,446,820          24,211,566
                                                          -------------       -------------

                  Total                                      28,908,614          27,673,360

         Less: treasury stock at cost,
                  1,360 shares                                  (35,525)            (35,525)
                                                          -------------       -------------

                  Total Stockholders' Equity                 28,873,089          27,637,835
                                                          -------------       -------------

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                                              (Unaudited)
                                                              January 31,     October 31,
                                                                 1999            1998
                                                              -----------     -----------
                 TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                         $50,088,388     $49,144,377
                                                              ===========     ===========


See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                  (UNAUDITED)

                                                               1999                1998
                                                          -------------       -------------
REVENUES
         Pari-mutuel commissions                          $   7,529,071       $   6,809,274
         Breakage                                               203,958             142,005
         Uncashed mutuel tickets                                 83,177              70,948
                                                          -------------       -------------

                  Total                                       7,816,206           7,022,227

         Less: pari-mutuel tax                                  927,646             888,660
                                                          -------------       -------------

         Commission income                                    6,888,560           6,133,567
         Host track fees                                      5,167,045           4,201,058
                                                          -------------       -------------

                  Total Mutuel Income                        12,055,605          10,334,625

         Concessions                                            881,344             824,618
         Video poker (net)                                      433,064             402,701
         Admissions (net of taxes)                              296,129             447,122
         Parking                                                 30,634              23,370
         Programs and forms                                     430,147             461,550
         Miscellaneous                                          373,413             148,245
                                                          -------------       -------------

                  Total Operating Revenues                   14,500,336          12,642,231
                                                          -------------       -------------

RACING EXPENSES
         Purses                                               5,377,051           4,756,470
         Salaries and related taxes
                  and benefits                                2,184,820           2,325,050
         Contracts and services                                 734,000             735,836
         Host track fees                                        763,755             599,097
         Depreciation                                           496,176             510,410
         Cost of sales - concessions                            240,391             265,724
         Utilities                                              199,870             255,654
         Repairs and maintenance                                245,214             214,875
         Program paper, forms and other
                  supplies                                      587,879             580,453
         Advertising and promotion                              453,689             337,268
         Rent                                                    78,758              96,456
         Miscellaneous                                          216,093             133,091
                                                          -------------       -------------

                  Total Racing Expenses                      11,577,696          10,810,384
                                                          =============       =============

(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (CONTINUED)
              FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                  (UNAUDITED)

                                                               1999                1998
                                                          -------------       -------------
GENERAL AND ADMINISTRATIVE EXPENSES
         Salaries and related taxes
                  and benefits                            $     307,013       $     281,400
         Insurance                                              227,611             219,118
         Property taxes                                         233,403             142,216
         Legal, audit and director fees                         107,624             187,675
         Loan closing costs                                          --              24,042
         Contracts and services                                  53,457              91,214
         Office expenses                                        126,338             142,378
         Miscellaneous                                          105,071              86,111
                                                          -------------       -------------

                  Total General and
                  Administrative Expenses                     1,160,517           1,174,154
                                                          -------------       -------------

NET INCOME FROM OPERATIONS                                    1,762,123             657,693

OTHER INCOME (EXPENSE)
         Interest expense                                        (9,789)                 --
         Interest income                                         13,387              54,013
                                                          -------------       -------------

INCOME BEFORE PROVISION FOR INCOME
TAXES AND EXTRAORDINARY ITEM                                  1,765,721             711,706

         Provision for income taxes                             653,317             263,331
                                                          -------------       -------------

INCOME BEFORE EXTRAORDINARY ITEM
         (per share 1999 - $2.37,
         1998 - $.96)                                         1,112,404             448,375

Extraordinary item - gain from fire
         (net of $72,150 and $2,849,000
         of taxes in 1999 and 1998,
         respectively)                                          122,850           4,851,000
                                                          -------------       -------------
NET INCOME (per share
         1999 - $2.64, 1998 - $11.31)                     $   1,235,254       $   5,299,375

RETAINED EARNINGS, BEGINNING OF
PERIOD                                                       24,211,566          18,254,654
                                                          -------------       -------------

RETAINED EARNINGS, END OF PERIOD                          $  25,446,820       $  23,554,029
                                                          =============       =============

CASH DIVIDENDS PER SHARE                                  $        NONE       $        NONE
                                                          =============       =============

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
                                                                  =======       =======




See accompanying notes to financial statements

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                  (UNAUDITED)

                                                               1999                1998
                                                          -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                       $   1,235,254           5,299,375
         Adjustments to reconcile net income
                  to net cash used for
                  operating activities:
                           Extraordinary item -
                           gain from fire                      (195,000)         (7,700,000)
                           Depreciation                         496,176             510,410
         Deferred income taxes                                       --           3,162,332
         Change in assets and liabilities:
                  (Increase) decrease in:
                           Accounts receivable               (3,504,809)         (2,870,496)
                           Inventory                            (54,333)           (104,583)
                           Prepaid expenses                  (1,220,236)         (1,028,312)
                           Restricted cash                       (7,447)          2,640,021
                  Increase (decrease) in:
                           Accounts payable and
                           accrued liabilities                 (954,752)            883,236
                           Deferred revenue                    (128,519)            727,703
                           Deferred purses                   (1,100,038)         (1,312,917)
                           Income taxes payable                 725,469                  --
                           Uncashed Mutuel Tickets              103,645          (1,156,726)
                           Contracts Payable                    (58,732)                 --

         Total adjustments -                                 (5,898,576)         (6,249,332)

         Net cash used for operating
         activities                                          (4,663,322)           (949,957)

CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from litigation
                  settlement                                    195,000           7,700,000
         Capital expenditures                                  (126,802)         (1,265,601)
         Decrease in Deposits                                     3,650               2,504
         Proceeds provided by sale of
                  investment securities                         500,000                  --
         Net cash provided by investing
                  activities                                     71,848           6,936,903

(Continued)
z

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                  (UNAUDITED)

                                                               1999                1998
                                                          -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Loan proceeds                                    $     200,627       $   2,133,740
         Principal repayments on loans                          (78,943)         (7,298,178)
         Advances from third party                            1,000,000           1,000,000
         Repayments to third party                                   --            (166,667)
                                                          -------------       -------------

         Net cash provided by (used for)
                  financing activities                        1,121,684          (4,331,105)
                                                          -------------       -------------

NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                                (3,469,790)          1,655,841

CASH AND CASH EQUIVALENTS AT
         BEGINNING OF PERIOD                                  7,577,730           5,192,756
                                                          -------------       -------------

CASH AND CASH EQUIVALENTS AT
         END OF PERIOD                                    $   4,107,940       $   6,848,597
                                                          =============       =============

SUPPLEMENTAL DISCLOSURES:

         Interest paid                                    $       9,789       $          --
                                                          =============       =============

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

Travelers Litigation

         On May 14, 1994, the Company filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers") and others. The Company contended that the insurance policy provided by Travelers provided the Company with blanket coverage in the amount of $24.2 million in excess of the $10 million of underlying coverage. Accordingly, the Company maintained that Travelers was liable for the difference between $24.2 million and the amount which had been paid at that time (approximately $9.5 million), plus statutory penalties of lot of the amount not paid, interest, attorney's fees and costs. The Company further contended that the insurance agent and the insurance broker who arranged for the insurance were liable to the Company for any damages sustained including any damages sustained because the amount of coverage is less than that claimed by the Company. Travelers, position is that its liability under such policy is limited to the amount which it had previously paid.

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

NOTE 4 - RESTATEMENT OF 1998 FINANCIAL STATEMENTS

The financial statements for the quarter ended January 31, 1999 have been restated to correct for an error in the calculation of deferred income taxes occurring during the fiscal year ended October 31, 1998. The Company's statement of operations for the fiscal year ended October 31, 1998 erroneously reflected a benefit for income taxes of $3,364,232 and net income for fiscal 1998 of $8,973,671. The benefit for income taxes was primarily related to the insurance and litigation recoveries arising out of a fire at the Company's race track in 1993 and the reinvestment of those recoveries in the Company's new facilities. Had this error not occurred, net income would have been reduced by $3,016,759, or $6.38 per share, to $5,956,912, or $12.69 per share.
Stockholders' equity at October 31, 1998 would have been $27,637,835 as compared to the previously reported amount of $30,654,594. The Company's financial statements as of, and for the year ended, October 31, 1998 have been restated to reflect this adjustment. This restatement affected income taxes payable, deferred income taxes and retained earnings at January 31, 1999 and resulted in stockholders' equity at January 31, 1999 totaling $28,873,089 as compared to the previously reported amount of $31,889,848. This adjustment had no effect on the Company's Statement of Operations for the three months ended January 31, 1999. The Company's financial statements as of, and for the quarter ended, January 31, 1999 have been restated to reflect the effects of this adjustment.

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

         Comparative pari-mutuel wagering and attendance figures for the quarters ended January 31, 1999 and 1998 are as follows:

                                                        1999             1998
                                                     -----------      -----------
Pari-mutuel wagering:
     On-track handle                                $ 14,285,631     $ 13,211,435
     Off-track handle                                 18,235,434       17,059,004
                                                    ------------     ------------
     Total in-state wagering                          32,521,065     $ 30,270,439
                                                    ============     ============

     Out-of-state simulcast handle                  $164,697,790     $120,829,901
                                                    ============     ============

Total On-Track Attendance                                133,729          127,617
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

         Racing Expenses. Total racing expenses increased $767,312, or 7.1%, over prior comparable fiscal year quarter, primarily as a result of the increased pari- mutuel activities. These included increases of $620,581, or 13.05%, in purses, and $164,658, or 27.5%, in host track fee expenses. Other increases included repair and maintenance, advertising and promotions, and miscellaneous racing expenses. These were partially offset by decreases in racing salaries and related taxes and benefits, and utilities.

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

         As of January 31, 1999, the company had received cumulatively, since the December 1993 fire, approximately $44.2 million, before taxes, of insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers or in litigation settlements. The Company's new main grandstand and racing facility was substantially completed in November 1997 and was opened for the start of the Company's 1997-1998 live racing meet. The total cost of constructing and furnishing the facility, including the tele-track facility at the Fair Grounds Race Course that was completed in late 1994, through January 31, 1999 was in excess of $35 million.

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

         In January 1999, the Company received a $1.0 million noninterest bearing advance from its video poker operator which it will repay in six equal installments beginning in February 1999.

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



                                            FAIR GROUNDS CORPORATION
                                            -----------------------------------
                                            (Registrant)



Date: March 15, 2000                        By: /s/ Bryan G. Krantz
      -------------------------------          --------------------------------
                                               Bryan G. Krantz
                                               President