Form 10-Q/A
period 1999-04-30
FAIR GROUNDS CORP
filed 2000-03-16
CIK 34236

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
                                                     --------------

             Not Applicable
             --------------
(Former name, former address, and former fiscal year, if changed since last report)

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

                            FAIR GROUNDS CORPORATION

                                      INDEX

                                                                                                               Page
                                                                                                               ----

PART I.        FINANCIAL INFORMATION

               Item 1.        Financial Statements

                              Balance Sheet, April 30, 1999 (Unaudited)
                              and Balance Sheet, October 31, 1998 ........................................        2

                              Statements of Operations and Retained
                              Earnings for the Three Months Ended
                              April 30, 1999 and 1998 (Unaudited) ........................................        3

                              Statements of Operations and Retained
                              Earnings for the Six Months Ended
                              April 30, 1999 and 1998 (Unaudited).........................................        6

                              Statements of Cash Flows for the Six
                              Months Ended April 30, 1999 and 1998
                              (Unaudited) ................................................................        9

                              Notes to Financial Statements for the Six
                              Months Ended April 30, 1999 and 1998 (Unaudited)............................       11

               Item 2.        Management's Discussion and Analysis of Financial
                              Condition and Results of Operations  .......................................       18

PART II.       OTHER INFORMATION

               Item 1.        Legal Proceedings...........................................................       29

               Item 4.        Submission of Matters to a Vote of Security
                              Holders.....................................................................       29

               Item 6.        Exhibits and Reports on Form 8-K............................................       29

SIGNATURES................................................................................................       30

                                     PART I
                                EXPLANATORY NOTE


This Form 10-Q/A is being filed to amend the Registrant's Form 10-Q for the quarter ended April 30, 1999, which was filed with the Securities and Exchange Commission on June 14, 1999 to reflect the effects of the restatement of the Company's financial statements as of, and for the year ended, October 31, 1998 as set forth in the Company's Form 10-K/A for the year ended October 31, 1998.

                              FINANCIAL INFORMATION
                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                                         (Unaudited)
                                                           April 30,                 October 31,
                                                             1999                       1998
                                                         ------------                ------------

ASSETS

CURRENT ASSETS
      Cash and cash equivalents                          $  4,370,628                $  7,577,730
      Cash and cash equivalents
           - restricted                                       125,665                     118,218
      Accounts receivable                                   1,593,220                   1,078,638
      Mutuel settlements                                      389,990                     139,964
      Inventory                                               127,529                     118,357
      Prepaid expenses                                      1,815,138                     437,322
      Deferred Taxes                                           59,940                      59,940
                                                         ------------                ------------

           Total Current Assets                             8,482,110                   9,530,169
                                                         ------------                ------------

OTHER ASSETS                                                  277,760                     283,411
                                                         ------------                ------------

PROPERTY, PLANT AND EQUIPMENT
      Buildings and improvements                           43,957,399                  43,870,295
      Land improvements                                     4,348,135                   4,348,135
      Automotive equipment                                    963,243                     931,424
      Machinery and equipment                               2,548,797                   2,432,433
      Furniture and fixtures                                  394,118                     366,575
                                                         ------------                ------------

           Total                                           52,211,692                  51,948,862

      Less: accumulated depreciation
           and amortization                               (16,887,790)                (15,904,346)
                                                         ------------                ------------

      Depreciable property - net                           35,323,902                  36,044,516
      Land                                                  3,286,281                   3,286,281
                                                         ------------                ------------

           Property, plant and
           equipment - net                                 38,610,183                  39,330,797
                                                         ------------                ------------

           TOTAL ASSETS                                  $ 47,370,053                $ 49,144,377
                                                         ============                ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable                                      $    635,985                $     46,894
      Accounts payable                                        209,725                   1,493,409
      Construction contract payable                                --                      58,732
      Accrued liabilities:
           Deferred purses                                  1,381,968                   7,930,825
           Host track fees                                    544,068                     374,251
           Uncashed mutuel tickets                            624,048                     446,786
           Other                                              246,715                     369,135
      Deferred revenues                                            --                     275,701
      Income taxes payable                                  2,712,534                     515,391
                                                         ------------                ------------

           Total Current Liabilities                        6,355,043                  11,511,124
                                                         ------------                ------------

DEFERRED INCOME TAXES                                       9,995,418                   9,995,418
                                                         ------------                ------------

           Total Liabilities                               16,350,461                  21,506,542
                                                         ------------                ------------

COMMITMENTS AND CONTINGENCIES                                      --                          --
                                                         ------------                ------------


STOCKHOLDERS' EQUITY
      Capital stock - no par value;
           authorized 600,000 shares,
           469,940 shares issued and
           468,580 shares outstanding                       1,525,092                   1,525,092
      Additional paid-in-capital                            1,936,702                   1,936,702
      Retained earnings                                    27,593,323                  24,211,566
                                                         ------------                ------------

           Total                                           31,055,117                  27,673,360

      Less:  treasury stock at cost,
           1,360 shares                                       (35,525)                    (35,525)
                                                         ------------                ------------

           Total Stockholders' Equity                      31,019,592                  27,637,835
                                                         ------------                ------------

           TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                     $ 47,370,053                $ 49,144,377
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

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
               For the Three Months Ended April 30, 1999 and 1998
                                   (Unaudited)



                                                                                1999                      1998
                                                                            ------------              -----------
 GENERAL AND ADMINISTRATIVE EXPENSES
      Salaries and related taxes
           and benefits                                                   $    896,257                $    328,017
      Insurance                                                                188,470                     257,326
      Property taxes                                                           246,467                     219,477
      Legal, audit and director fees                                           329,023                     186,056
      Contracts and services                                                    10,837                      26,495
      Office expenses                                                          209,930                     157,876
      Miscellaneous                                                          1,085,547                     147,868
                                                                          ------------                ------------
           Total General and
           Administrative Expenses                                           2,966,531                   1,323,115
                                                                          ------------                ------------

NET INCOME (LOSS) FROM OPERATIONS                                             (240,941)                    671,814

OTHER INCOME (EXPENSE)
      Jazz and Heritage Festival Income                                      1,054,646                     526,694
      Interest expense                                                            (520)                    (20,239)
      Interest income                                                           56,133                      17,223
      Insurance settlement                                                          --                      56,553
                                                                          ------------                ------------
INCOME  BEFORE PROVISION FOR INCOME
TAXES AND EXTRAORDINARY ITEM                                                   869,318                   1,252,045

Provision for income taxes                                                     521,353                     463,257
                                                                          ------------                ------------

INCOME BEFORE EXTRAORDINARY ITEM (per share - 1999 - $ .74,
      1998 - $1.68)                                                            347,965                     788,788

Extraordinary item - gain from fire
      (net of $1,521,162 of taxes
      in 1999.)                                                              2,267,118                          --
                                                                          ------------                ------------

NET INCOME (per share
      1999 - $5.58, 1998 - $1.68)                                         $  2,615,083                $    788,788

RETAINED EARNINGS, BEGINNING OF
PERIOD                                                                    $ 25,446,820                $ 23,554,029

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
               For the Three Months Ended April 30, 1999 and 1998
                                   (Unaudited)

                                                                                1999                    1998
                                                                            ------------             ------------

DIVIDENDS PAID                                                                  (468,580)                      --

RETAINED EARNINGS, END OF PERIOD                                            $ 27,593,323             $ 24,342,817
                                                                            ============             ============

CASH DIVIDENDS PER SHARE                                                    $       1.00             $       NONE
                                                                            ============             -===========

WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING                                                         468,580                  468,580
                                                                            ============             ============


See accompanying notes to financial statements

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                For the Six Months Ended April 30, 1999 and 1998
                                   (Unaudited)

                                             1999             1998
                                         -----------      -----------

REVENUES
      Pari-mutuel commissions            $16,054,094      $14,392,714
      Breakage                               436,399          306,074
      Uncashed mutuel tickets                174,024          132,860
                                         -----------      -----------

           Total                          16,664,517       14,831,648

      Less: pari-mutuel tax                1,947,761        1,874,035
                                         -----------      -----------

      Commission income                   14,716,756       12,957,613
      Host track fees                      9,935,506        7,459,016
                                         -----------      -----------

           Total Mutuel Income            24,652,262       20,416,629

      Concessions                          1,750,315        1,638,553
      Video poker (net)                      879,124          842,381
      Admissions(net of taxes)               573,967          613,361
      Parking                                 56,628           43,875
      Programs and forms                     870,268          881,264
      Miscellaneous                          652,457          302,748
                                         -----------      -----------

           Total Operating Revenues       29,435,021       24,738,811
                                         -----------      -----------

RACING EXPENSES
      Purses                              10,811,614        8,893,741
      Salaries and related taxes
           and benefits                    4,672,647        4,349,289
      Contracts and services               1,713,985        1,510,192
      Host track fees1,                      646,332        1,537,884
      Depreciation                           980,516          963,539
      Cost of sales - concessions            570,145          541,773
      Utilities                              498,756          560,356
      Repairs and maintenance                375,254          439,862
      Programs, forms and other
           supplies                        1,162,323        1,077,922
      Advertising and promotion              731,697          559,391
      Rent                                   164,713          175,272
      Miscellaneous                          458,809          302,814
                                         -----------      -----------

           Total Racing Expenses         $23,786,791      $20,912,035
                                         -----------      -----------

(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                For the Six Months Ended April 30, 1999 and 1998
                                   (Unaudited)

                                                                                1999                    1998
                                                                            ------------             ------------
GENERAL AND ADMINISTRATIVE EXPENSES
      Salaries and related taxes
           and benefits                                                     $  1,203,270             $    609,417
      Insurance                                                                  416,081                  476,444
      Property taxes                                                             479,870                  361,693
      Legal, audit and director fees                                             436,647                  373,731
      Loan closing costs                                                              --                   24,042
      Contracts and services                                                      64,294                  117,709
      Office expenses                                                            336,268                  300,254
      Miscellaneous                                                            1,190,618                  233,979
                                                                            ------------              -----------

           Total General and
           Administrative Expenses                                             4,127,048                2,497,269
                                                                            ------------              -----------

NET INCOME FROM OPERATIONS                                                     1,521,182                1,329,507

OTHER INCOME (EXPENSE)
      Jazz and Heritage Festival Income                                        1,054,646                  526,694
      Interest expense                                                           (10,309)                 (17,215)
      Interest income                                                             69,520                   68,212
                                                                            ------------              -----------
      Insurance settlement                                                            --                   56,553
INCOME  BEFORE PROVISION FOR INCOME
TAXES AND EXTRAORDINARY ITEM                                                   2,635,039                1,963,751

Provision for income taxes                                                     1,174,670                  726,588
                                                                            ------------              -----------

INCOME BEFORE EXTRAORDINARY ITEM
      (per share - 1999 - $3.12,
      1998 - $2.64)                                                           1,460,369                 1,237,163

Extraordinary item - gain from fire
      (net of $1,593,312 and $2,849,000                                        2,389,968                4,851,000
      of taxes in 1999 and 1998,                                            ------------              -----------
      respectively)


NET INCOME (per share
      1999 - $8.22, 1998 - $12.99)                                          $  3,850,337             $  6,088,163

RETAINED EARNINGS, BEGINNING OF
PERIOD                                                                      $ 24,211,566             $ 18,254,654

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                For the Six Months Ended April 30, 1999 and 1998
                                   (Unaudited)

                                                   1999                       1998
                                               ------------                ------------

DIVIDENDS PAID                                     (468,580)                         --

RETAINED EARNINGS, END OF PERIOD               $ 27,593,323                $ 24,342,817
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

(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                For the Six Months Ended April 30, 1999 and 1998
                                   (Unaudited)

                                                       1999                      1998
                                                   -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Loan proceeds                                $   200,627                $        --
      Principal repayments on loans                   (111,536)                (5,224,562)
      Advances from third party                      1,000,000                  1,000,000
      Repayments to third party                       (500,000)                  (640,840)
      Dividends Paid                                  (468,580)
                                                   -----------                -----------

Net cash provided by (used for)
           financing activities                        120,511                 (4,865,402)
                                                   -----------                -----------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                             (3,207,102)                (2,511,972)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                            7,577,730                  5,192,756
                                                   -----------                -----------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                $ 4,370,628                $ 2,680,784
                                                   -----------                -----------

SUPPLEMENTAL DISCLOSURES:

      Interest paid                                $    10,309                $    17,215
                                                   -----------                -----------


      Income taxes paid                            $ 1,112,000                $        --
                                                   ===========                -----------

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (UNAUDITED)


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

           In November 1996, the Company entered into a joint settlement with the insurance agent and broker pursuant to which the insurance agent and broker

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (UNAUDITED)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                               FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (UNAUDITED)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

          In December 1997, the Company entered into a settlement

                               FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (UNAUDITED)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

          In September 1998, the Court of Appeals, among other things, reversed the trial court's award of $4.25 million to the Company's primary property insurer on its subrogation claim, concluding that the trial court had erred in making that award to the insurer when the Company had not been fully compensated for its property loss. This decision rendered moot the remainder of the appeals. The insurer appealed this decision to the Louisiana Supreme Court which denied the appeal. In February and March 1999, the Company received additional funds totaling $3.79 million, net of

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (UNAUDITED)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     litigation expenses, from the funds held in escrow.


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

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (UNAUDITED)


NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                            FAIR GROUNDS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (UNAUDITED)


NOTE 4 - RESTATEMENT OF 1998 FINANCIAL STATEMENTS

The financial statements for the quarter ended April 30, 1999 have been restated to correct for an error in the calculation of deferred income taxes occurring during the fiscal year ended October 31, 1998. The Company's statement of operations for the fiscal year ended October 31, 1998 erroneously reflected a benefit for income taxes of $3,364,232 and net income for fiscal 1998 of $8,973,671. The benefit for income taxes was primarily related to the insurance and litigation recoveries arising out of a fire at the Company's race track in 1993 and the reinvestment of those recoveries in the Company's new facilities. Had this error not occurred, net income would have been reduced by $3,016,759, or $6.38 per share, to $5,956,912, or $12.69 per share.
Stockholders' equity at October 31, 1998 would have been $27,637,835 as compared to the previously reported amount of $30,654,594. The Company's financial statements as of, and for the year ended, October 31, 1998 have been restated to reflect this adjustment. This restatement affected income taxes payable, deferred income taxes and retained earnings at April 30, 1999 and resulted in stockholders' equity at April 30, 1999 totaling $31,019,592 as compared to the previously reported amount of $34,036,351. This adjustment had no effect on the Company's Statement of Operations for the six months ended April 30, 1999. The Company's financial statements as of, and for the quarter ended, April 30, 1999 have been restated to reflect the effects of this adjustment.

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

          Comparative pari-mutuel wagering and attendance figures for the quarters ended April 30, 1999 and 1998 are as follows:

                                            1999                1998
                                       --------------      --------------
Pari-mutuel wagering:
   On-track handle                     $   13,126,751      $   12,577,916
   Off-track handle                        27,725,920          25,824,776
                                       --------------      --------------
   Total in-state wagering             $   40,852,671      $   38,402,692
                                       ==============      ==============

   Out-of-state simulcast handle       $  156,644,135      $   98,940,282
                                       ==============      ==============

Total On-Track Attendance                     163,551             179,022
                                       ==============      ==============

          The Company attributes the $548,835, or 4.4%, increase in the on-track handle in the current fiscal quarter primarily to [the amenities provided by the new racing facility and] the improved quality of racing resulting from increased purses paid in the current fiscal quarter. The Company believes that the $1,901,144, or 7.3%, increase in off-track handle is primarily due to the Company transmitting better simulcasting signals and to higher quality horses racing in the Company's 1998-99 live racing meet. The $57,703,853, or 58.3%, increase in out-of-state handle is believed to be the result of those same factors. In addition, during the second quarter of fiscal 1999, the Company's races were sometimes simulcasted to some locations that do not generally simulcast the Company's races because certain other tracks were unable to race due to severe winter weather, thus increasing the Company's simulcasting handle. During the quarter ended April 30, 1999, the Company experienced significant handle increases from California and New York. These two markets accounted for approximately $35.9 million of the handle increase.

          As a result of the increases in total handle, the Company's operating revenues in the quarter ended April 30, 1999 increased by $2,838,105, or 23.5%, from the prior comparable fiscal quarter. This included increases of $941,583, or 12.4%, in pari-mutuel commissions, $68,372, or 41.7%, in breakage, $28,935, or 46.7%, in uncashed mutuel tickets, $1,510,503, or 46.4%, in host track fees, $6,380, or 1.5%, in video poker revenues, $5,439, or 26.5%, in parking revenues, $20,407, or 4.9% in programs and forms revenue, $111,599, or 67.1% in admissions revenue, and $124,541, or 81%, in miscellaneous revenues.

          As previously reported, in fiscal 1998, all box and suite admissions revenues were recognized in the quarter ended January 31, 1998, rather than pro-rated over the racing season as is being done in fiscal 1999. As a result, the increase in admissions during the current fiscal quarter relates only to a timing of revenue recognition.

          Racing Expenses. Total racing expenses for the quarter ended April 30, 1999 increased $2,107,444, or 20.9%, over the prior comparable fiscal quarter, primarily as a result of the increased pari-mutuel activities. These included an increase of $1,297,292, or 31.4%, in purses. Other increases included salaries and related taxes and benefits, contracts and services, programs, forms and other supplies, advertising and promotions, and miscellaneous racing expenses. These increases were partially offset by decreases in host track fees paid by the Company and repair and maintenance. Maintenance costs were higher in the prior comparable fiscal quarter due to certain costs associated with the move to the new facilities.

          General and Administrative Expenses. General and administrative expenses increased by $1,643,416, or 124%, in the current fiscal quarter primarily as a result of an increase in salaries due to performance bonuses paid to key personnel, increased office expenses, and increased legal fees relating to ongoing litigation discussed elsewhere herein. Miscellaneous expenses increased in the current fiscal quarter as a result of a guaranty fee of [approximately] $988,000 paid to Marie G. Krantz for her guaranty of, and pledge of personal assets to secure, the Company's reconstruction debt from 1994 through completion in late 1997. These increases were partially offset by decreases in insurance costs due to lower property and general liability premiums.

          Other Income (Expenses). Other income increased in the current fiscal quarter by $530,028, or 91.3%, primarily as a result of a $527,952 increase in Jazz and Heritage

          Festival income. The increase in Jazz and Heritage Festival income was primarily attributable to five days of the 1999 Jazz and Heritage Festival falling in the second quarter of fiscal 1999 compared to three days of the 1998 Jazz and Heritage Festival falling in the second quarter of fiscal 1998.

          Extraordinary Items. During fiscal quarter ended April 30, 1999, the Company received settlement payments in connection with the fire related litigation previously reported in the aggregate amount of $3.86 million. These proceeds were reported net of related taxes of approximately $1.52 million. In the prior comparable fiscal quarter, no settlement proceeds were received.

          Income Taxes. For the fiscal quarter ended April 30, 1999 income tax expense was $521,353 compared to income tax expense of $463,257 in the comparable quarter in fiscal 1998

          Net Income. The Company reported net income of $2,615,083 for the fiscal quarter ended April 30, 1999 compared to $788,788 for the fiscal quarter ended April 30, 1998. Excluding the extraordinary items discussed above, net income in the current year quarter was $347,965 compared to $788,788 in the quarter ended April 30, 1998.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998


          Revenues. During the six months ended April 30, 1999 and 1998, the Company derived its pari-mutuel income by conducting live racing 88 days during each six month period and in the operation of its tele-tracks for off-track wagering. During each six month period, the Company utilized its new grandstand and clubhouse facilities, which were completed in November 1997. During each such period, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management Corporation, an affiliated company, the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana.

          For the six months ended April 30, 1999, the Company reported total in-state pari-mutuel wagering of $105,949,866 compared to $99,302,551 in the same period in fiscal 1998.

          Comparative pari-mutuel wagering and attendance figures for the six months ended April 30, 1999 and 1998 are as follows:

                                                      1999                1998
                                                 --------------      --------------
          Pari-mutuel wagering:
             On-track handle                     $   27,412,562      $   25,789,351
             Off-track handle                        78,537,304          73,513,200
                                                 --------------      --------------
             Total in-state wagering             $  105,949,866      $   99,302,551
                                                 ==============      ==============

             Out-of-state simulcast handle       $  321,342,925      $  219,770,183
                                                 ==============      ==============

          Total On-Track Attendance                     336,466             365,617
                                                 ==============      ==============


          The Company attributes the $1,623,211, or 6.3%, increase in the on-track handle in the current six month period primarily to the amenities provided by the new racing facility and the improved quality of racing resulting from increased purses paid in the current six month period.

          The Company believes that the $6,647,315, or 6.7%, increase in off-track handle is primarily due to the

          Company transmitting better simulcasting signals and higher quality horses racing in the Company's 1998-99 live racing meet. The $101,572,742, or 46.2%, increase in out-of-state handle is believed to be the result of those same factors. In addition, the Company's races were sometimes simulcasted to some locations that do not generally simulcast the Company's races because certain other tracks were unable to race due to severe winter weather, thus increasing the Company's simulcasting handle. During the six months ended April 30, 1999, the Company experienced significant handle increases from California and New York. These two markets accounted for approximately $46.4 million of the handle increase.

          As a result of the increases in total handle, the Company's operating revenues in the six months ended April 30, 1999 increased by $4,696,210, or 19%, from the prior period. This included increases of $1,661,380, or 11.5%, in pari-mutuel commissions, $130,32, or 42.6%, in breakage, $41,164, or 31%, in uncashed mutuel tickets, $2,476,490, or 33.2%, in host track fees, $36,473, or 4.3%, in video poker revenues, $12,753, or 29.1%, in parking revenues, and $349,709, or 115%, in miscellaneous revenues, which included approximately $150,000 of promotional fee revenues paid by third parties who advertise in the Company's racing program.

          Racing Expenses. Total racing expenses increased $2,874,756, or 13.7%, over the prior period, primarily as a result of the increased pari-mutuel activities. These included an increase of $1,917,873, or 21.5%, in purses. Other increases included salaries and related taxes and benefits, contracts and services, programs, forms and other supplies, advertising and promotions, host track fees and miscellaneous racing expenses. These were partially offset by decreases in utilities and repairs and maintenance, which were higher to the prior period as a result of the move to the new facilities.

          General and Administrative Expenses. General and Administrative expenses increased by $1,629,779, or 65.3%, in the current six month period primarily as a result of increased salaries due to performance bonuses paid to key personnel, increased office expenses, increased property taxes, and increased legal fees relating to ongoing litigation discussed elsewhere herein. Miscellaneous expenses increased in the current six month period as a result of a corporate debt guarantee fee of approximately $988,000 paid to Marie G. Krantz for her pledge of personal assets to secure the reconstruction debt from 1994 through completion in late 1997. These increases were partially offset by decreases in insurance costs due to lower property and general liability premiums, and decreased contracts and services.

          Other Income (Expenses). Other income increased by $479,613, or 75.6%, as a result of increased Jazz and Heritage Festival income of $527,952. In 1999, the Festival held 5 of its 7 days in April. In prior years only 3 days were held in April.

          Extraordinary Items. During the six months ended April 30, 1999, the Company received settlement payments in connection with the fire related litigation previously reported in the aggregate of $3.98 million. These proceeds were reported net of related taxes of approximately $1.59 million. In the prior six month period, settlements totaled $47.7 million and were reported net of $2.85 million of related taxes.

          Income Taxes. In addition to the components of net income previously discussed, the net income for the six months ended April 30, 1999 included income tax expense of $1,174,670, compared to income tax expense of $726,588 for the comparable six months in fiscal 1998.

          Net Income. The Company reported net income of $3,850,337 for the six months ended April 30, 1999 compared to $6,088,163 for the six months ended April 30, 1998. Excluding the extraordinary items discussed above, net income in the current six month period was $1,460,369 compared to $1,237,163 in the period ended April 30, 1998.

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

          The Company has a working capital line of credit agreement with Bank One. The line of credit is for $2.5 million with interest at 8% on amounts outstanding. In addition to monthly interest payments on outstanding balances, any amounts outstanding plus unpaid accrued interest were due on April 14, 1999. Such agreement has been extended but terms have not yet been finalized. There were no amounts drawn down or outstanding on this line of credit during the fiscal six months ended April 30, 1999.

          In January 1999, the Company received a $1.0 million non-interest bearing advance from its video poker operator which it began to repay in six equal installments beginning in February 1999.

          The Company believes that the combination of existing cash, cash from future operations, any additional amounts received in the fire-related litigation, funds available under its working capital line of credit, and the Company's increased capacity to incur short-term and long-term indebtedness, if necessary, will be sufficient to fund the Company's cash requirements for the foreseeable future, including the repayment of the $1.0 million advance from the Company's video poker operator. As a result of the fire insurance and other litigation settlements received, the Company has a total net deferred tax liability of approximately $7.08 million at April 30, 1999. The deferred tax liability is to be paid over approximately 39 years in accordance with Internal Revenue Service regulations. The Company intends to fund these future tax obligations through operations.

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

          The Company has also made, and is continuing to make, inquiries to third party providers as to their compliance and is in the process of obtaining written assurances from certain vendors, as well as other race tracks with which the Company interfaces, as to their year 2000 readiness. The Company's plant and equipment, as well as the providers of services to the plant and equipment, are also being reviewed to determine whether they are year 2000 ready. The services of those providers, including electrical and telephone services, are essential to the Company's ability to operate. The Company's most significant third party technology services provider is Autotote, which performs the totalisator functions for the Company. The Company's contract with Autotote provides that the services are to be year 2000 compliant. Autotote has contracted with a third party consultant to attain such compliance. It is our understanding that Autotote is currently undergoing testing and believes it is near year 2000 compliant. If Autotote does not become compliant, the Company's operations could be adversely affected until another provider of the totalisator function can be found. The video services provided by another third party provider are also important to the Company's operations. These services include the production of the telecast signal at the Fair Grounds Race Course and distribution to the Company's tele-tracks and to other wagering facilities within and outside Louisiana. The Company is working with such provider to ensure that the software applications that provide the graphical enhancements and other distinguishing features to the telecast signals are year 2000 compliant. The video poker devices at the Company's facilities are provided by another third party provider. The Company is working with that provider to ensure that such equipment is year 2000 compliant.

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

Item 4.          Submission of Matters to a Vote of Security Holders

Item 6.          Exhibits and Reports on Form 8-K

       Exhibit 27 Financial Data Schedule (Filed electronically only)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   FAIR GROUNDS CORPORATION
                                              ---------------------------------
                                                         (Registrant)


Date:   March 14, 2000                        By: /s/ Bryan G. Krantz
     -----------------------                     ------------------------------
                                                 President