Form 10-Q/A
period 1999-07-31
FAIR GROUNDS CORP
filed 2000-03-16
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter Ended July 31, 1999                   Commission File Number O-7607
                  -------------                                          ------


                            FAIR GROUNDS CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

              Louisiana                                                             72-0361770
-------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

1751 Gentilly Blvd., New Orleans, LA                                                     70119
--------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                    (Zip Code)


Registrant's telephone number including area code   (504) 944-5515
                                                   ----------------

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

                            FAIR GROUNDS CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheet, July 31, 1999 (Unaudited)
                  and Balance Sheet, October 31, 1998                         3

                  Statements of Operations and Retained
                  Earnings for the Three Months Ended
                  July 31, 1999 and 1998 (Unaudited)                          5

                  Statements of Operations and Retained
                  Earnings for the Nine Months Ended
                  July 31, 1999 and 1998 (Unaudited)                          8

                  Statements of Cash Flows for the Nine
                  Months Ended July 31, 1999 and 1998
                  (Unaudited)                                                11

                  Notes to Financial Statements for the Nine
                  Months Ended July 31, 1999 and 1998 (Unaudited)            13

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        19

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          30

         Item 4.  None

         Item 6.  Exhibits and Reports on Form 8-K                           30


SIGNATURES


                                     PART I

                              FINANCIAL INFORMATION

                                EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend the Registrant's Form 10-Q for the quarter ended July 31, 1999, which was filed with the Securities and Exchange Commission on September 14, 1999 to reflect the effects of the restatement of the Company's financial statements as of, and for the year ended, October 31, 1998 as set forth in the Company's Form 10-K/A for the year ended October 31, 1998.

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                                (Unaudited)
                                                 July 31,           October 31,
                                                   1999                1998
                                               -----------          -----------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents               $  7,662,561         $  7,577,730
      Cash and cash equivalents
           - restricted                            125,665              118,218
      Accounts receivable                          631,969            1,078,638
      Mutuel settlements                              --                139,964
      Inventory                                    121,983              118,357
      Prepaid expenses                           1,867,349              437,322
      Deferred Taxes                                59,940               59,940
                                              ------------         ------------

           Total Current Assets                 10,469,467            9,530,169
                                              ------------         ------------

OTHER ASSETS                                       271,802              283,411
                                              ------------         ------------
PROPERTY, PLANT AND EQUIPMENT
      Buildings and improvements                44,054,580           43,870,295
      Land improvements                          4,321,672            4,348,135
      Automotive equipment                         963,243              931,424
      Machinery and equipment                    2,679,060            2,432,433
      Furniture and fixtures                       394,118              366,575
                                              ------------         ------------

           Total                                52,412,673           51,948,862

      Less: accumulated depreciation
           and amortization                    (17,372,131)         (15,904,346)
                                              ------------         ------------

      Depreciable property - net                35,040,542           36,044,516
      Land                                       3,286,281            3,286,281
                                              ------------         ------------



      Property, plant and
            equipment - net                         38,326,823           39,330,797
                                                  ------------         ------------

           TOTAL ASSETS                           $ 49,068,092         $ 49,144,377
                                                  ============         ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable                               $    193,750         $     46,894
      Accounts payable                                 187,227            1,493,409
      Construction contract payable                       --                 58,732
      Accrued liabilities:
           Deferred purses                           4,991,134            7,930,825
           Host track fees                             429,372              374,251
           Mutuel settlements                          171,563                 --
           Uncashed mutuel tickets                     475,612              446,786
           Other                                       268,413              369,135
      Deferred revenues                                237,610              275,701
      Income taxes payable                           2,061,926              515,391
                                                  ------------         ------------

           Total Current Liabilities                 9,016,607           11,511,124
                                                  ------------         ------------

DEFERRED INCOME TAXES                                9,995,418            9,995,418
                                                  ------------         ------------

           Total Liabilities                        19,012,025           21,506,542
                                                  ------------         ------------

STOCKHOLDERS' EQUITY
      Capital stock - no par value;
           authorized 600,000 shares,
           469,940 shares issued and
           468,580 shares outstanding                1,525,092            1,525,092
      Additional paid-in-capital                     1,936,702            1,936,702
      Retained earnings                             26,629,798           24,211,566
                                                  ------------         ------------

           Total                                    30,091,592           27,673,360

      Less:  treasury stock at cost,
           1,360 shares                                (35,525)             (35,525)
                                                  ------------         ------------

           Total Stockholders' Equity               30,056,067           27,637,835
                                                  ------------         ------------
           TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY              $ 49,068,092         $ 49,144,377
                                                  ============         ============


See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                For the Three Months Ended July 31, 1999 and 1998
                                   (Unaudited)


                                                       1999               1998
                                                    ----------        ----------
REVENUES
   Pari-mutuel commissions                          $5,202,953        $5,070,392
   Breakage                                            141,970           116,358
   Uncashed mutuel tickets                             267,610           273,736
                                                    ----------        ----------

        Total                                        5,612,533         5,460,486

   Less: pari-mutuel tax                               678,765           705,371
                                                    ----------        ----------

        Total Mutuel Income                          4,933,768         4,755,115

   Concessions                                         295,583           311,058
   Video poker (net)                                   416,584           406,499
   Admissions(net of taxes)                             73,032            77,598
   Programs and forms                                  318,532           393,507
   Miscellaneous                                       283,098           167,595
                                                    ----------        ----------

        Total Operating Revenues                     6,320,597         6,111,372
                                                    ----------        ----------

RACING EXPENSES
   Purses                                            1,936,626         1,830,360
   Salaries and related taxes and benefits           1,730,864         1,293,228
   Contracts and services                              437,302           293,121
   Host track fees                                     831,271           799,421
   Depreciation                                        484,341           524,480
   Cost of sales - concessions                          89,431           125,948
   Utilities                                           223,855           291,923
   Repairs and maintenance                             145,506           196,256
   Programs, forms and other supplies                  324,599           373,140
   Advertising and promotion                           373,885           367,361
   Rent                                                101,579            68,960
   Miscellaneous                                        67,742           214,729
                                                    ----------        ----------

        Total Racing Expenses                       $6,747,001        $6,378,927
                                                    ----------        ----------

(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                For the Three Months Ended July 31, 1999 and 1998
                                   (Unaudited)


                                                      1999                1998
                                                 ------------         ------------
GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and related taxes and benefits       $    373,965         $    442,383
   Insurance                                          241,632              195,186
   Property taxes                                     244,680              224,071
   Legal, audit and director fee                      359,250              187,625
   Contracts and services                              33,027               25,155
   Office expenses                                     96,458               41,468
   Miscellaneous                                       83,468               47,362
                                                 ------------         ------------

        Total General and Administrative
        Expenses                                    1,432,480            1,163,250
                                                 ------------         ------------

NET LOSS FROM OPERATIONS                           (1,858,884)          (1,430,805)

OTHER INCOME (EXPENSE)
   Jazz and Heritage Festival Income                  193,674              863,842
   Interest expense                                    (6,712)                --
   Interest income                                     45,403               37,391
                                                 ------------         ------------

Loss Before Benefit For Income Taxes
and Extraordinary Item                             (1,626,519)            (529,572)

   Benefit for income taxes                          (662,994)            (580,600)
                                                 ------------         ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
   (per share - 1999 - ($2.06), 1998 - $.11)         (963,525)              51,028

Extraordinary item - gain from fire                      --              1,452,000
                                                 ------------         ------------
   (net of $748,000 taxes in 1998)
NET INCOME (Loss) (per share 1999 - ($2.06),
   1998 - $3.21)                                 $   (963,525)        $  1,503,028

RETAINED EARNINGS, BEGINNING OF PERIOD           $ 27,593,323         $ 24,342,817

RETAINED EARNINGS, END OF PERIOD                 $ 26,629,798         $ 25,845,845
                                                 ============         ============


                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                For the Three Months Ended July 31, 1999 and 1998
                                   (Unaudited)


CASH DIVIDENDS PER SHARE                                 $    NONE      $    NONE
                                                         =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              468,580        468,580
                                                         =========      =========

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                For the Nine Months Ended July 31, 1999 and 1998
                                   (Unaudited)


                                                      1999                 1998
                                                  ------------        -------------

REVENUES
   Pari-mutuel commissions                        $ 20,881,549         $ 19,463,106
   Breakage                                            578,369              422,432
   Uncashed mutuel tickets                             441,634              406,596
                                                  ------------         ------------

        Total                                       21,901,552           20,292,134

   Less: pari-mutuel tax                            (2,626,526)          (2,579,406)
                                                  ------------         ------------

   Commission income                                19,275,026           17,712,728
   Host track fees                                  10,311,004            7,284,312
                                                  ------------         ------------

        Total Mutuel Income                         29,586,030           24,997,040

   Concessions                                       2,045,898            1,949,611
   Video poker (net)                                 1,295,708            1,248,880
   Admissions (net of taxes)                           647,019              690,959
   Parking                                              56,606               43,287
   Programs and forms                                1,188,800            1,274,771
   Miscellaneous                                       935,555              470,931
                                                  ------------         ------------

        Total Operating Revenues                    35,755,616           30,612,479
                                                  ------------         ------------
RACING EXPENSES
   Purses                                           12,748,240           10,549,397
   Salaries and related taxes and benefits           6,403,511            5,642,517
   Contracts and services                            2,331,287            1,803,313
   Host track fees                                   2,477,603            2,337,305
   Depreciation                                      1,464,857            1,486,909
   Cost of sales - concessions                         659,576              667,721
   Utilities                                           722,611              852,279
   Repairs and maintenance                             520,760              636,118
   Programs, forms and other supplies                1,486,922            1,451,062
   Advertising and promotion                         1,105,582              926,752
   Rent                                                266,292              244,232
   Miscellaneous                                       526,551              518,653
                                                  ------------         ------------

        Total Racing Expenses                     $ 30,713,792         $ 27,116,258
                                                  ------------         ------------


(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                For the Nine Months Ended July 31, 1999 and 1998
                                   (Unaudited)


                                                         1999               1998
                                                    ------------       ------------
GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and related taxes and benefits          $  1,577,235       $  1,051,800
   Insurance                                             657,713            671,630
   Property taxes                                        724,550            585,764
   Legal, audit and director fees                        795,897            561,356
   Loan closing costs                                       --               24,042
   Contracts and services                                 97,321            142,864
   Office expenses                                       252,726            341,722
   Miscellaneous                                       1,274,084            281,341
                                                    ------------       ------------
      Total General and Administrative
      Expenses                                         5,379,526          3,660,519
                                                    ------------       ------------

NET LOSS FROM OPERATIONS                                (337,702)          (101,298)

OTHER INCOME (EXPENSE)
   Jazz and Heritage Festival Income                   1,248,320          1,390,536
   Interest expense                                      (17,021)           (12,509)
   Interest income                                       114,923            100,897

INCOME BEFORE PROVISION FOR INCOME
TAXES AND EXTRAORDINARY ITEM                           1,008,520          1,434,159

Provision for income taxes                               511,676            376,968
                                                    ------------       ------------

INCOME BEFORE EXTRAORDINARY ITEM
   (per share - 1999 - $1.06, 1998 - $2.26)              496,844          1,057,191

Extraordinary item - gain from fire
   (net of $1,593,312 and $3,366,000                   2,389,968          6,534,000
                                                    ------------       ------------
   of taxes in 1999 and 1998, respectively)

NET INCOME (per share 1999 - $6.16,
   1998 - $16.20)                                   $  2,886,812       $  7,591,191

RETAINED EARNINGS, BEGINNING OF PERIOD              $ 24,211,566       $ 18,254,654



                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                For the Nine Months Ended July 31, 1999 and 1998
                                   (Unaudited)


                                                    1999                1998
                                               -------------        ------------
DIVIDENDS PAID                                     (468,580)             --

RETAINED EARNINGS, END OF PERIOD               $ 26,629,798         $ 25,845,845
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
                                               ============         ============



See accompanying notes to financial statements

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
                For the Nine Months Ended April 31, 1999 and 1998
                                   (Unaudited)


                                                          1999               1998
                                                       -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                          $ 2,886,812       $ 7,591,191
                                                       -----------       -----------
   Adjustments to reconcile net income
        to net cash used for operating
        activities:
        Extraordinary item - gain from fire             (3,983,280)       (9,900,000)
        Depreciation                                     1,464,857         1,486,909
        Deferred income taxes                                 --           3,635,528
        Change in assets and liabilities:
        (Increase) decrease in:
             Accounts receivable                           586,633           635,007
             Inventory                                      (3,656)           13,326
             Prepaid expenses                           (1,429,997)         (483,695)
             Restricted cash                                (7,447)             --
        Increase (decrease) in Accounts payable
                and accrued liabilities                 (1,180,220)         (923,133)
             Deferred revenue                              (38,091)         (155,360)
             Deferred purses                            (2,939,691)       (2,599,495)
             Income taxes payable                        1,546,535          (121,000)
             Uncashed mutuel tickets                        28,826           120,375
             Contracts payable                             (58,732)             --

                  Total adjustments                     (6,041,263)       (8,251,538)
                                                       -----------       -----------

        Net cash used for operating activities          (3,127,451)         (660,347)
                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from litigation settlement              3,983,280         9,900,000
        Capital expenditures                              (460,883)       (4,147,589)
        Decrease in deposits                                11,609             7,503
        Proceeds provided by sale of
             investment securities                            --             596,000
        Decrease in restricted cash                           --           2,525,484
                                                       -----------       -----------
        Net cash provided by investing activities        3,534,006         8,881,398
                                                       -----------       -----------

(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                For the Nine Months Ended July 31, 1999 and 1998
                                   (Unaudited)



                                                            1999              1998
                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loan proceeds                                         $   346,131       $   110,650
   Principal repayments on loans                            (199,275)       (5,318,903)
   Advances from third party                               1,000,000         1,000,000
   Repayments to third party                              (1,000,000)       (1,000,000)
   Dividends paid                                           (468,580)             --
                                                         -----------       -----------
Net cash used for financing activities                      (321,724)       (6,571,391)
                                                         -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          84,831        (2,546,197)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           7,577,730         6,264,934
                                                         -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 7,662,561       $ 3,718,737
                                                         ===========       ===========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                         $    17,021       $   391,182
                                                         ===========       ===========

   Income taxes paid                                     $ 1,283,000       $      --
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

NOTE 5 - RESTATEMENT OF 1998 FINANCIAL STATEMENTS

The financial statements for the quarter ended July 31, 1999 have been restated to correct for an error in the calculation of deferred income taxes occurring during the fiscal year ended October 31, 1998. The Company's statement of operations for the fiscal year ended October 31, 1998 erroneously reflected a benefit for income taxes of $3,364,232 and net income for fiscal 1998 of $8,973,671. The benefit for income taxes was primarily related to the insurance and litigation recoveries arising out of a fire at the Company's race track in 1993 and the reinvestment of those recoveries in the Company's new facilities. Had this error not occurred, net income would have been reduced by $3,016,759, or $6.38 per share, to $5,956,912, or $12.69 per share. Stockholders' equity at October 31, 1998 would have been $27,637,835 as compared to the previously reported amount of $30,654,594. The Company's financial statements as of, and for the year ended, October 31, 1998 have been restated to reflect this adjustment. This restatement affected income taxes payable. deferred income taxes and retained earnings at July 31, 1999 and resulted in stockholders' equity at July 31, 1999 totaling $30,056,067 as compared to the previously reported amount of $33,072,826. This adjustment had no effect on the Company's Statement of Operations for the nine months ended July 31, 1999. The Company's financial statements as of, and for the quarter ended, July 31, 1999 have been restated to reflect the effects of this adjustment.

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

                                                   FAIR GROUNDS CORPORATION
                                             -----------------------------------
                                                          (Registrant)


Date:   March 14, 2000                       By: /s/ Bryan G. Krantz
     ----------------------                      -------------------------------
                                                 President