Form 10-Q
period 2000-01-31
FAIR GROUNDS CORP
filed 2000-03-16
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For Quarter Ended January 31, 2000              Commission File Number O-7607
                  ----------------                                     ------



                            FAIR GROUNDS CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)



              Louisiana                                                                           72-0361770
------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)


1751 Gentilly Blvd., New Orleans, LA                                                             70119
-------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                 (Zip Code)


Registrant's telephone number including area code       (504) 944-5515
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

            [ ]      Yes      [X]       No

         468,580 Common Shares were outstanding as of March 1, 2000.

                            FAIR GROUNDS CORPORATION

                                      INDEX


                                                                                               Page
                                                                                               ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheet, January 31, 2000 (Unaudited)
                  and Balance Sheet, October 31, 1999 ......................................     2

                  Statements of Operations and Retained
                  Earnings for the Three Months Ended
                  January 31, 2000 and 1999 (Unaudited) ....................................     4


                  Statements of Cash Flows for the Three
                  Months Ended January 31, 2000 and 1999
                  (Unaudited) ..............................................................     7

                  Notes to Financial Statements for the Three
                  Months Ended January 31, 2000 and 1999 (Unaudited)........................     9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  .....................................    14


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.........................................................    20


         Item 6.  Exhibits and Reports on Form 8-K..........................................    20


SIGNATURES        ..........................................................................    21

                                     PART I

                              FINANCIAL INFORMATION

                              FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                       (Unaudited)
                                        January 31,       October 31,
                                           2000              1999
                                       ------------       ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents           $  4,129,326       $  8,488,808
   Cash and cash equivalents
        - restricted                        131,068            125,665
   Accounts receivable                    4,358,327          1,079,222
   Mutuel settlements                       545,833            181,630
   Inventory                                156,264            125,156
   Prepaid expenses                       1,075,857            468,165
   Deferred Taxes                           103,600            103,600
                                       ------------       ------------

        Total Current Assets             10,500,275         10,572,246
                                       ------------       ------------

OTHER ASSETS                                 59,017             53,768
                                       ------------       ------------

PROPERTY, PLANT AND EQUIPMENT
   Buildings and improvements            44,207,383         44,177,698
   Land improvements                      4,463,899          4,463,899
   Automotive equipment                     976,953            963,243
   Machinery and equipment                2,706,835          2,696,449
   Furniture and fixtures                   425,202            405,352
                                       ------------       ------------

        Total                            52,780,272         52,706,641

   Less: accumulated depreciation
        and amortization                (18,080,540)       (17,667,397)
                                       ------------       ------------

   Depreciable property - net            34,699,732         35,039,244
   Land                                   3,286,281          3,286,281
                                       ------------       ------------

   Property, plant and
        equipment - net                  37,986,013         38,325,525
                                       ------------       ------------

        TOTAL ASSETS                   $ 48,545,305       $ 48,951,539
                                       ============       ============



(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                             (Unaudited)
                                              January 31,        October 31,
                                                 2000               1999
                                             ------------       ------------

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                             $  1,048,075       $    109,613
   Accounts payable                               218,408            849,288
   Accrued liabilities:
        Deferred purses                         5,229,241          8,104,835
        Host track fees                           491,712            432,721
        Uncashed mutuel tickets                   581,458            391,790
        Other                                     212,848            543,183
   Deferred revenues                              430,826            282,970
   Income taxes payable                           777,196              4,932
                                             ------------       ------------

        Total Current Liabilities               8,989,764         10,719,332
                                             ------------       ------------

DEFERRED INCOME TAXES                           9,652,819          9,652,819
                                             ------------       ------------

        Total Liabilities                      18,642,583         20,372,151
                                             ------------       ------------

STOCKHOLDERS' EQUITY
   Capital stock - no par value;
        authorized 600,000 shares,
        469,940 shares issued and
        468,580 shares outstanding              1,525,092          1,525,092
   Additional paid-in-capital                   1,936,702          1,936,702
   Retained earnings                           26,476,453         25,153,119
                                             ------------       ------------

        Total                                  29,938,247         28,614,913

   Less: treasury stock at cost,
        1,360 shares                              (35,525)           (35,525)
                                             ------------       ------------

        Total Stockholders' Equity             29,902,722         28,579,388
                                             ------------       ------------

        TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY            $ 48,545,305       $ 48,951,539
                                             ============       ============


See accompanying notes to financial statements.

                              FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              For the Three Months Ended January 31, 2000 and 1999
                                   (Unaudited)

                                          2000             1999
                                      -----------      -----------
REVENUES
   Pari-mutuel commissions            $ 7,646,435      $ 7,529,071
   Breakage                               190,123          203,958
   Uncashed mutuel tickets                 55,485           83,177
                                      -----------      -----------

        Total                           7,892,043        7,816,206

   Less: pari-mutuel tax                  927,999          927,646
                                      -----------      -----------

   Commission income                    6,964,044        6,888,560
   Host track fees                      5,726,374        5,167,045

        Total Mutuel Income            12,690,418       12,055,605

   Concessions                            855,503          881,344
   Video poker (net)                      437,360          433,064
   Admissions(net of taxes)               280,722          296,129
   Parking                                 29,947           30,634
   Programs and forms                     402,687          430,147
   Miscellaneous                          213,881          373,413
                                      -----------      -----------

        Total Operating Revenues       14,910,518       14,500,336
                                      -----------      -----------

RACING EXPENSES
   Purses                               5,605,586        5,377,051
   Salaries and related taxes
        and benefits                    2,391,494        2,184,820
   Contracts and services                 809,938          734,000
   Host track fees                        794,602          763,755
   Depreciation                           413,143          510,410
   Cost of sales - concessions            322,404          240,391
   Utilities                              202,781          255,654
   Repairs and maintenance                221,162          245,214
   Programs, forms and other
        supplies                          531,688          587,879
   Advertising and promotion              449,553          453,689
   Rent                                   108,454           78,758
   Miscellaneous                          158,332          146,075
                                      -----------      -----------

        Total Racing Expenses         $12,009,137      $11,577,696
                                      -----------      -----------

(Continued)

                              FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
              For the Three Months Ended January 31, 2000 and 1999
                                   (Unaudited)

                                                    2000               1999
                                               ------------       ------------
GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and related taxes
        and benefits                           $    325,010       $    307,013
   Insurance                                        154,160            227,611
   Property taxes                                   245,150            233,403
   Legal, audit and director fees                   147,422            107,624
   Contracts and services                            25,234             53,457
   Office expenses                                  130,103            126,338
   Miscellaneous                                    105,217            105,071
                                               ------------       ------------

        Total General and
        Administrative Expenses                   1,132,296          1,160,517
                                               ------------       ------------

NET INCOME FROM OPERATIONS                        1,769,085          1,762,123

OTHER INCOME (EXPENSE)
   Interest expense                                  (2,129)            (9,789)
   Interest income                                    6,427             13,387
                                               ------------       ------------

INCOME BEFORE PROVISION FOR INCOME TAXES
AND EXTRAORDINARY ITEM                            1,773,383          1,765,721

   Provision for income taxes                       656,152            653,317
                                               ------------       ------------

INCOME BEFORE EXTRAORDINARY ITEM
   (per share - 2000 - $2.38,
   1999 - $2.37)                                  1,117,231          1,112,404

EXTRAORDINARY ITEM - gain from fire
   (net of $121,044 and $72,150 of income
   taxes in 2000 and 1999, respectively)            206,103            122,850
                                               ------------       ------------


NET INCOME (per share
   2000 - $2.82, 1999 - $2.64)                 $  1,323,334       $  1,235,254

RETAINED EARNINGS, BEGINNING OF
PERIOD                                         $ 25,153,119       $ 24,211,566

RETAINED EARNINGS, END OF PERIOD               $ 26,476,453       $ 25,446,820
                                               ============       ============

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
              For the Three Months Ended January 31, 2000 and 1999
                                   (Unaudited)



                                                     2000         1999
                                                     ----         ----


CASH DIVIDENDS PER SHARE                            $  NONE      $  NONE
                                                    =======      =======


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                468,580      468,580
                                                    =======      =======


See accompanying notes to financial statements

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
              For the Three Months Ended January 31, 2000 and 1999
                                   (Unaudited)

                                                   2000              1999
                                               -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                  $ 1,323,334       $ 1,235,254
                                               -----------       -----------
   Adjustments to reconcile net income
        to net cash used for
        operating activities:
        Extraordinary item -
             gain from fire                       (327,147)         (195,000)
        Depreciation                               413,143           496,176
        Change in assets and liabilities:
        (Increase) decrease in:
             Accounts receivable                (3,643,308)       (3,504,809)
             Inventory                             (31,108)          (54,333)
             Prepaid expenses                     (607,691)       (1,220,236)
             Restricted cash                        (5,403)           (7,447)
        Increase (decrease) in:
             Accounts payable and
               accrued liabilities                (902,224)         (954,752)
             Deferred revenue                      147,856          (128,519)
             Deferred purses                    (2,875,594)       (1,100,038)
             Income taxes payable                  772,264           725,469
             Uncashed mutuel tickets               189,668           103,645
             Contracts Payable                          --           (58,732)
                                               -----------       -----------
                  Total adjustments             (6,869,544)       (5,898,576)
                                               -----------       -----------

        Net cash used for operating
             activities                         (5,546,210)       (4,663,322)
                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from litigation
             settlement                            327,147           195,000
        Capital expenditures                       (73,631)         (126,802)
        Decrease(Increase) in deposits              (5,249)            3,650
                                               -----------       -----------
        Net cash provided by investing
             activities                            248,267            71,848
                                               -----------       -----------

(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              For the Three Months Ended January 31, 2000 and 1999
                                   (Unaudited)


                                              2000              1999
                                          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loan proceeds                          $        --       $   200,627
   Principal repayments on loans              (61,535)          (78,943)
   Advances from third party                1,000,000         1,000,000
                                          -----------       -----------

Net cash provided by
   financing activities                       938,463         1,121,684
                                          -----------       -----------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                     (4,359,482)       (3,469,790)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      8,488,808         7,577,730
                                          -----------       -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $ 4,129,326       $ 4,107,940
                                          ===========       ===========

SUPPLEMENTAL DISCLOSURES:

   Interest paid                          $     2,129       $     9,798
                                          ===========       ===========


   Income taxes paid                      $        --       $        --
                                          ===========       ===========

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1 - COMMITMENTS AND CONTINGENCIES

          Fire Related Litigation

          The Company has been a party to a number of legal proceedings which arose as a result of the December 1993 fire or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of the Traveler's litigation that was concluded during the first quarter of fiscal 2000 and certain other pending litigation.

          Travelers Litigation

          On May 14, 1994, the Company filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers") and others. The Company contended that the insurance policy provided by Travelers provided the Company with blanket coverage in the amount of $24.2 million in excess of the $10 million of underlying coverage and, accordingly, that Travelers was liable for the difference between $24.2 million and the amount previously paid by Travelers (approximately $9.5 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contended that the insurance agent and the insurance broker who arranged for the insurance were liable to the Company for any damages sustained because the amount of coverage is less than that claimed by the Company. Travelers' position is that its liability under such policy is limited to the amount which it had previously paid. In November 1996, the Company entered into a joint settlement with the

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                                   (UNAUDITED)

          NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

          insurance agent and broker, whereby the Company received a total of $10 million from those parties. The settlement also included a "Mary Carter" provision whereby the insurance agent and broker became entitled to share in certain recoveries that the Company might eventually obtain on its remaining claims against Travelers. Upon adjudication of the remaining claims, the Company was awarded $327,147 in attorneys fees, penalties and interest which has been paid by Travelers. Under the Mary Carter provision, the Company is entitled to retain the full amount of such payment and the case has now been concluded. This recovery of $206,103 (net of $121,044 of income taxes) is shown as an extraordinary item on the Company's statement of operations for the fiscal quarter ending January 31, 2000.

          Other Litigation

          In 1996, a suit was filed in U.S. District Court in Baton Rouge by Livingston Downs Racing Association ("Livingston") naming the Company and other defendants in an antitrust/civil RICO suit alleging the Company participated in a conspiracy to prevent the plaintiff from entering the live racing, off-track betting and video poker markets. The Company filed a motion for summary judgment in late 1998, but that motion has not been decided by the U.S. District Court. Livingston had previously filed a series of other legal actions against the Company which were resolved in the Company's favor. Management believes that Livingston's claims in this case are without merit. However, there is no assurance that the Company will successfully defend all of Livingston's claims. Because the amount in question has not yet been determined but could be substantial and because there is no assurance that

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                                   (UNAUDITED)

          NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

          there will be insurance coverage or that it will be adequate, as discussed below, the failure of the Company to prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

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

          A suit was filed in 1996 by the Louisiana Horsemen's Benevolent and Protective Association ("LHBPA"), an association of horsemen organized to promote the dissemination of information on issues critical to horsemen and the exchange of ideas and information, against the Company, the State of Louisiana, and all other pari-mutuel wagering facilities operating in Louisiana. The LHBPA is seeking a larger portion of video poker proceeds on the grounds that the State of

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                                   (UNAUDITED)

          NOTE 1 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

          Louisiana and the horse racing tracks in Louisiana have misinterpreted a Louisiana statute specifying the amount of revenues from video poker machines at pari-mutuel wagering facilities that are to be used as purse supplements. A motion for summary judgement seeking dismissal of this action was filed in April 1999 and is pending before the court. Management believes that the Company is in compliance with the Louisiana statute and the guidelines established by the Louisiana State Police Gaming Division, which regulates compliance with the State of Louisiana video poker law, and that the Company has sufficient defenses to all claims. However, there is no assurance that the Company will successfully defend the LHBPA's claims. Because the amount in question could be substantial, the failure by the Company to prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

          Except as described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                                   (UNAUDITED)

          NOTE 2 - ADVANCE

          In January 2000, the Company received a non-interest bearing advance of $1,000,000 from Video Services, Inc., to be repaid in full in six equal monthly installments beginning in February 2000. The advance is included in notes payable in the January 31, 2000 financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999


Revenues. During the fiscal quarters ended January 31, 2000 and 1999, the Company derived its pari-mutuel income by conducting live racing 48 and 47 days, respectively, during each fiscal quarter and in the operation of its tele-tracks for off-track wagering. During each such fiscal quarter, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management Corporation, an affiliated company, the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana.

For the fiscal quarter ended January 31, 2000, the Company reported total in-state pari-mutuel wagering of $31,590,453 compared to $32,521,065 in fiscal 1999.

Comparative pari-mutuel wagering and attendance figures for the quarters ended January 31, 2000 and 1999 are as follows:

                                           2000              1999
                                      ------------      ------------

Pari-mutuel wagering:
   On-track handle                    $ 13,874,787      $ 14,285,631
   Off-track handle                     17,715,666        18,235,434
                                      ------------      ------------
   Total in-state wagering            $ 31,590,453      $ 32,521,065
                                      ============      ============

   Out-of-state simulcast handle      $184,337,287      $164,697,790
                                      ============      ============

Total On Track Attendance                  129,634           133,729
                                      ============      ============


The Company believes that the $410,844, or 2.9%, decrease in on-track handle and the $519,768, or 2.9%, decrease in off-track handle are primarily due to the increased competition locally from the land base casino which opened in October 1999 and other simulcast signals competing with the Company's signal. The $19,639,497, or 11.9%, increase in out-of-state handle is primarily due to the continued high quality of live racing at the Fair Grounds Race Course. In addition, due to occasional bad weather in other parts of the country, the Company's races became alternates when certain tracks were unable to race, thus increasing the Company's simulcasting and out-of-state handle. During the quarter ended January 31, 2000, the Company experienced significant handle increases from California. California accounted for approximately 43% of the out-of-state handle increase.

As a result of the total handle increase, the Company's total operating revenues increased $410,182, or 2.8%, from the prior comparable fiscal quarter. This included increases of $117,364, or 1.6%, in pari-mutuel commissions, $559,329, or 10.8%, in host track fees, and $1,296, or .3%, in net video poker revenues.

These increases were partially offset by decreases of $13,835, or 6.8%, in breakage, $27,692, or 33.3%, in uncashed mutuel tickets, $25,841, or 2.9%, in concessions revenue, $15,407, or 5.2%, in admissions revenues, $687, or 2.2%, in parking revenue, $27,460, or 6.4%, in program and forms revenue, and $159,532, or 42.7%, in miscellaneous revenue. The decreased revenues are mainly attributable to the 3% decrease in on-track attendance during the current year fiscal quarter. The decrease in miscellaneous revenue is due to significantly less promotional fee revenue being collected in the first quarter of 2000 than in the comparable period in fiscal 1999.

Racing Expenses. Total racing expenses for the quarter ended January 31, 2000 increased $431,441, or 3.7%, over the prior comparable fiscal quarter, partially as a result of the overall increased pari-mutuel activities. These included an increase of $228,535, or 4.2%, in purses. Other increases included salaries and related taxes and benefits, contracts and services, host track fees, cost of sales - concessions, and rent.

These increases were partially offset by decreases in depreciation, utilities, repairs and maintenance, programs, forms and other supplies, and advertising and promotions.

The increase in concession costs in the current fiscal quarter was due to the timing of certain expenses, with certain invoices for concessions being included in the second quarter in fiscal 1999 and invoices for similar concession expenses being included in the first quarter in the current fiscal year.

The increase in rent is due to the increased monthly rent at the Bourbon Street tele-track location.

Depreciation decreased in the current year fiscal quarter due to many of the tele-track's leasehold improvements becoming fully depreciated in the prior fiscal year.

General and Administrative Expenses. General and administrative expenses decreased by $28,221, or 2.4%, in the current year fiscal quarter primarily as a result of decreases in insurance and contracts and services, partially offset by increases in salaries and related benefits, and legal, audit and director fees.

The Company's insurance premiums in the first quarter of 2000 were reduced from the level of premiums for the comparable fiscal 1999 quarter. Legal fees increased in the current year fiscal quarter as a result of the on-going litigation discussed elsewhere herein.

Extraordinary Item. During the fiscal quarter ended January 31, 2000, the Company received settlement payments in connection with the fire-related litigation previously reported in the aggregate amount of $327,147. These proceeds are reported net of $121,044 of related taxes. In the prior year comparable fiscal quarter, the Company received insurance settlements of $195,000, which were reported net of $72,150 of taxes.

Income Taxes. For the fiscal quarter ended January 31, 2000, the income tax provision was $656,152 compared to $653,317 in the comparable quarter in fiscal 1999. The difference between periods reflects changes in pre-tax income between the respective periods.

Net Income. The Company reported net income of $1,323,334 for the fiscal quarter ended January 31, 2000, compared to net income of $1,235,254, for the quarter ended January 31,1999.


LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents decreased $4,359,482 during the three months ended January 31, 2000, compared to a decrease of $3,469,790 during the three months ended January 31, 1999. The decrease in cash equivalents in fiscal 2000 was the result of cash used in operating activities of $5,546,210, partially offset by cash provided by investing activities of $248,267, and cash provided by financing activities of $938,463.

Cash used in operations was primarily due to the payment of horseman's purses and other related racing payments. Cash provided by investing was the result of proceeds from a fire litigation settlement previously discussed. Cash provided by financing is due to the $1.0 million advance from the Company's video poker operator received in January 2000.

On April 14, 1998, the Company entered into a working capital line of credit agreement with Bank One. The line of credit was for $2.5 million with interest at 8% on amounts outstanding. A new credit agreement, with substantially the same terms, was entered into with First Bank and Trust in November 1999. No amounts were drawn or outstanding on the Bank One line of credit or the First Bank line of credit during the fiscal quarter ended January 31, 2000.

The Company believes that the combination of existing cash, cash from future operations, funds available under its working capital line of credit, and the Company's capacity to incur short-term and long-term indebtedness, if necessary, will be sufficient to fund the Company's cash requirements for the foreseeable future including the Company's net deferred tax liability.

Impact of Inflation

To date, inflation has not had a material effect in the Company's operations.




YEAR 2000 COMPLIANCE

A significant part of the Company's operations are dependent on computer systems and applications. These systems are either owned by the Company or are provided under contract by third party technology or other service providers. If these systems were not year 2000 compliant, the Company could have experienced system failures or miscalculations leading to disruption of business operations. Through the second week of year 2000, the Company has not experienced any significant problems associated with the year 2000 issue, although it is possible that year 2000 problems could develop at a later date. The Company has not incurred any costs associated with year 2000 compliance since January 1, 2000.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding the source of funds for payment of its deferred tax liability and the adequacy of its cash, cash equivalents and borrowings available under its new working capital line of credit to fund the Company's future cash requirements. Words such as "anticipates," "believes," "expects," "intends," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to, the following: changing economic, market and business conditions, the ability of the Company to compete effectively for top horses and trainers necessary to field high-quality horse racing; the ability of the Company to grow its share of the interstate simulcast market; a substantial change in allocation of live racing days; the impact of competition from alternative gaming (including casinos and lotteries) and other sports and entertainment options in those markets in which the Company operates; and the Company's success in attracting new patrons and generating additional revenue for purses.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

The Company utilizes an overnight sweep arrangement pursuant to which available funds are invested in daily repurchase agreements, which are collateralized by the U.S. government or agency securities. The Company also has deposits in U.S. Treasury money market funds, which are short-term in nature and guaranteed by the U.S. government. Because of the short-term duration of the financial instruments held by the Company, management does not believe that its financial instruments are materially sensitive to changes in interest rates.

                                     PART II
                                OTHER INFORMATION

Item 1.          Legal Proceedings.

For a description of material developments during the three months ended January 31, 2000 in the Company's legal proceedings see Note 1, "Commitments and Contingencies," in the Notes to Financial Statements which are set forth in Part I of this Form 10-Q and incorporated herein by reference.

Item 6.      Exhibits and Reports on Form 8-K

Exhibit 27   Financial Data Schedule (Filed electronically only)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 FAIR GROUNDS CORPORATION
                                            ----------------------------------
                                                       (Registrant)


Date:   March 15, 2000                      By: /s/ Bryan G. Krantz
     -----------------------                   -------------------------------
                                               President



Date:   March 15, 2000                      By:  /s/ Gordon M. Robertson
     -----------------------                   -------------------------------
                                               Chief Financial Officer