Form 10-K405/A
period 1999-10-31
FAIR GROUNDS CORP
filed 2000-04-06
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended October 31, 1999      Commission file number 0-7607
                          ----------------                             ------

                            FAIR GROUNDS CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

           Louisiana                                            72-0361770
-------------------------------                             -------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

1751 Gentilly Blvd.,  New Orleans LA                              70119
------------------------------------                           ----------
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

                               PAGE 1 OF 7 PAGES

                                AMENDMENT NO. 1

         The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the "Annual Report"), as set forth in the pages attached hereto:

ITEM 10. Directors and Executive Officers of the Registrant.
ITEM 11. Executive Compensation.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
ITEM 13. Certain Relationships and Related Transactions.

                                     Part I

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table shows each director of the Company, his or her age, present positions and offices with the Company, principal occupation and the name and principal business of the corporation or other organization in which such occupation has been carried on, the year he or she first became a director of the Company and directorships in certain other corporations, based upon information furnished to the Company by each director or otherwise available to the Company. Unless otherwise indicated, each director of the Company has engaged in the occupations stated below for at least the last five years. No family relationships exist between or among any director or executive officer of the Company, except that Bryan G. Krantz is the son of Marie G. Krantz.

                                                                                                         DIRECTOR
                                                                                        AGE                SINCE
                                                                                        ---              --------
WILLIAM K. CALDWELL, JR.                                                                47                 2000
Director of Golf, Chateau Golf & Country Club,
New Orleans, Louisiana.

RICHARD KATCHER                                                                         81                 1994
Retired; attorney with Baker and Hostetler,
Cleveland, Ohio until 1995.

BRYAN G. KRANTZ                                                                         39                 1990
President and General Manager of the Company;
President of Finish Line Management Corporation, which operates certain off-track betting facilities in Louisiana.

MARIE G. KRANTZ                                                                         64                 1990
Chairman of the Board of Directors and Treasurer of the
Company; Secretary-Treasurer of Finish Line Management
Corporation.

RONALD J. MAESTRI                                                                       59                 1991
Director of Special Events, New Orleans Sports Foundation since
March 2000; Director of Athletics, University of New Orleans
prior to March 2000.


CHARMAINE R. MOREL                                                                      65                 1987
Administrative Assistant, MOTA L.L.C., Metairie Louisiana,
which operates Artiesia Restaurant, since 1998;  Administrative
Assistant, Fennelly & Bayley, Inc., d/b/a Mike's on the Avenue,
a restaurant in New Orleans, prior to 2000; Secretary/Treasurer of
Victory Management Group, a company providing management
services, from 1993 to 1995.

LANGDON H. STONE                                                                        54                 2000
President, Stone Insurance, Inc.,
New Orleans, Louisiana

WAYNE E. THOMAS                                                                         52                 1996
Self-employed insurance agent.

         The information relating to executive officers of the Company is set forth on page 12 of the Company's Annual Report on Form 10-K.

Section 16(a)  Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and holders of more than 10% of the common shares of the Company to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of common shares of the Company. Based upon a review of these filings and written representations from the applicable reporting persons, the Company believes that its directors and executive officers complied with all applicable Section 16(a) filing requirements during the fiscal year ended October 31, 1999.

ITEM 11.          EXECUTIVE COMPENSATION.

         The following table sets forth certain information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended October 31, 1999, October 31, 1998 and October 31, 1997 of the chief executive officer of the Company and of each other executive officer of the Company whose salary and bonus for the fiscal year ended October 31, 1999 exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

     Name and                               Annual Compensation              All Other
Principal Position         Year             Salary        Bonus            Compensation
------------------         ----             -------------------            ------------
BRYAN G. KRANTZ            1999             $400,000   $400,000               $3,600(1)
President and              1998              296,955          0                3,600
General Manager            1997               75,000          0                3,600

MARIE G. KRANTZ            1999             $241,666   $250,000             $992,389(2)
Chairman of the            1998              163,622          0                3,600
Board and Treasurer        1997               75,000          0                3,600

 (1)     Annual retainer paid to each director of the Company.

 (2) Consists of a $988,789 guaranty fee and a $3,600 annual retainer paid to each director of the Company.

Director Compensation

         The Company pays each director (including directors who are employees of the Company) a retainer of $3,600 annually, payable quarterly.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of common shares of the Company, as of March 1, 2000, of
(i) each person who, to the knowledge of the Company, owns beneficially more than 5% of the outstanding common shares of the Company, (ii) each director,
(iii) each executive officer of the Company listed in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group. The information set forth in the following table is based upon statements filed by such persons with the Commission and information otherwise available to the Company. Unless otherwise indicated, each person has sole voting and investment power of the common shares of the Company beneficially owned by him or her.

                                              AMOUNT AND NATURE                  PERCENTAGE
                                                OF BENEFICIAL                        OF
BENEFICIAL OWNER                                 OWNERSHIP                        CLASS(A)
----------------                              -----------------                  ----------
William K. Caldwell, Jr.                            400                              *
Richard Katcher                                     400                              *
Bryan G. Krantz                                341,413 (b)(d)                     72.9%
Marie G. Krantz                                340,584 (c)(d)                     72.7%
Ronald J. Maestri                                   480                              *
Charmaine R. Morel                                  480                              *
Langdon H. Stone                                    400                              *
Wayne E. Thomas                                     400                              *
All Directors and Executive
Officers as a Group                            344,353(e)                         73.5%

*        Less than 1% of Class.

(a) The percentage of class beneficially owned has been computed on the basis of 468,580 common shares outstanding on March 1, 2000.

(b) Bryan G. Krantz is the beneficial owner of the following common shares of the Company: 340,104 common shares held by Marie G. Krantz as Voting Trustee under the Voting Trust Agreement described below, constituting 72.6% of the common shares outstanding; 1,200 common shares held jointly by him and his wife, constituting less than 1% of the common shares outstanding; 9 shares held by him and 100 shares held by Jefferson Downs Corporation ("Jefferson Downs"), each constituting less than 1% of the common shares outstanding. Finish Line Management Corporation ("Finish Line"), all the outstanding capital stock of which is beneficially owned by Mr. Krantz, holds the Voting Trust certificate respecting 339,604 common shares in the Voting Trust, and Mr. Krantz holds the Voting Trust certificate respecting 500 common shares in the Voting Trust. Mr. Krantz, as a director, executive officer and the beneficial owner of all of the outstanding capital stock of Finish Line, may be deemed to share with Ms. Krantz the power to dispose or direct the disposition of 339,604 common shares held by Ms. Krantz as Voting Trustee, the Voting Trust certificate with respect to which is held by Finish Line. In addition, Mr. Krantz has the sole power to dispose or direct the disposition of 500 common shares held by Ms. Krantz as Voting Trustee, the Voting Trust certificate with respect to which is held by him, shares with his wife the power to vote or direct the vote and to dispose or direct the disposition of the 1,200 common shares held jointly with her and has the sole power to vote or direct the vote and to dispose or direct the disposition of the 9 shares held by him. He may be deemed to share with Ms. Krantz the power to vote or direct the vote and the power to dispose or direct the disposition of the 100 common shares held by Jefferson Downs. Mr. Krantz's address is 1751 Gentilly Boulevard, New Orleans, Louisiana 70119.

(c) Marie G. Krantz is the beneficial owner of 380 common shares of the Company held directly by her, constituting less than 1% of the common shares outstanding, and 100 common shares held by Jefferson Downs, constituting less than 1% of the common shares outstanding, and she may be deemed to be the beneficial owner of the 340,104 common shares held by her as Voting Trustee under the Voting Trust Agreement described below, constituting 72.6% of the common shares outstanding. In her capacity as Voting Trustee, Ms. Krantz has the sole power to vote or direct the vote of the 340,104 common shares held by her as Voting Trustee, and, as a director and executive officer of Finish Line, she may be deemed to share with Bryan G. Krantz the power to dispose or direct the disposition of 339,604 common shares held by her as Voting Trustee, the Voting Trust certificate with respect to which is held by Finish Line. She also has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the 380 common shares held by her directly. She may be deemed to share with Mr. Krantz the power to vote or direct the vote and the power to dispose or direct the disposition of the 100 common shares held by Jefferson Downs. The Voting Trust Agreement, pursuant to which Mr. Krantz and Richard Katcher, as Trustee of the Masoni Trust, are grantors and Ms. Krantz is Voting Trustee, provides that title to the 340,104 common shares is vested in Ms. Krantz as Voting Trustee during the term of the Voting Trust and that in such capacity she may exercise all rights of a holder of common shares of the Company, including the right to vote such common shares; however, the common shares which are subject to the Voting Trust Agreement may not be transferred, sold, assigned or otherwise disposed of by Ms. Krantz during the term of the Voting Trust, other than in connection with any corporate event or action which affects common shares other than the common shares subject to the Voting Trust Agreement. The Voting Trust Agreement, which was entered into in 1993, is for an initial term of 15 years, is irrevocable during its term, and is to survive the death of the grantors thereunder. It may be extended for an additional ten years at the written request of such grantors. The 339,604 common shares as to which Mr. Krantz and Ms. Krantz may be deemed to share the power to dispose or direct the disposition and which are held by the Voting Trust are pledged, along with the Voting Trust certificate issued by the Voting Trust with respect to said 339,604 common shares, to Richard Katcher, as Trustee of the Masoni Trust, as security for the payment of a promissory note made and delivered by Mr. Krantz in April 1996, when the Masoni Trust sold such shares to Mr. Krantz, and later assumed by Finish Line. A default in the payment of said note could result in the Masoni Trust acquiring control of the Company. Ms. Krantz's address is 1751 Gentilly Boulevard, New Orleans, Louisiana 70119.

(d) Bryan G. Krantz and Marie G. Krantz, who together are the beneficial owners of an aggregate of 341,793 common shares, constituting approximately 72.9% of the common shares outstanding, have reported to the Commission that they constitute a "group" within the meaning of section 13(d)(3) of the Exchange Act. By virtue of their beneficial ownership of common shares of the Company and the matters set forth in filings made by them under Section 13(d) of the Exchange Act, Ms. Krantz and Mr. Krantz may be deemed to be controlling persons of the Company.

(e) See notes (b) - (d) above. The number of common shares shown as beneficially owned includes any directors qualifying shares held by each director and nominee for election as a director.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In 1992, the Company entered into a Management Agreement (the "Management Agreement") with Finish Line Management Corporation ("Finish Line"). The Management Agreement provides that Finish Line is to operate the Company's tele-track facilities in Terrebonne, St. Tammany and Jefferson Parishes, Louisiana, which were formerly owned by Jefferson Downs, for a period of ten years, commencing November 1, 1992, with the option granted to Finish Line to extend the term of the Management Agreement for two additional five-year periods. The Management Agreement provides that Finish Line is to have the exclusive responsibility for the direction, supervision, management and operation of such facilities, is to collect all monies from such operation and is to pay all expenses in connection therewith. Pursuant to the Management Agreement, the Company receives 0.1% of the gross pari-mutuel handle at such facilities, and Finish Line receives monthly compensation equal to the difference between the gross receipts collected at such facilities less all expenses (including the payment to the Company described above) paid by Finish Line. In addition, Finish Line is to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company. During the fiscal year ended October 31, 1999, Finish Line paid the Company $87,530 under the Management Agreement, host track fees of $305,591 and purse supplements of $4,986,874. As of October 31, 1999, the Company had accounts receivable from Finish Line in the aggregate amount of $774,245. The Company has received, and expects to continue receiving, payments pursuant to the Agreement during the current fiscal year.

                  The Company, Jefferson Downs and Finish Line are parties to an agreement with Video Services, Inc. ("VSI") whereby VSI has the exclusive right and license to install, maintain and operate video draw poker devices at the Fair Grounds Race Course and at the tele-tracks operated by the Company and Finish Line. The initial term of the Agreement, which was entered into in 1992, was five years, with an option by VSI to extend the term for an additional five years, which option has been exercised. Pursuant to such agreement, the Company receives a percentage of the revenues from the operation of the devices installed at the Company's facilities. Such percentage is calculated on the basis of the average amount collected daily from each device during each month, after the payment of prizes, taxes and fees. The devices installed by VSI pursuant to such agreement remain the property of VSI. As of October 31, 1999, there were a total of 337 devices in operation at all of the Company's facilities (excluding the tele-tracks operated for the Company by Finish Line) and 345 devices in operation at facilities managed by Finish Line, including the facilities formerly owned by Jefferson Downs. In fiscal 1999, the Company received gross video poker revenue of $2,980,435, including amounts to be paid as purse supplements totaling $1,265,192. In addition, such agreement provides that the Company, Jefferson Downs and Finish Line are entitled to receive an annual promotional allowance from VSI in the aggregate amount of $270,000, which for the fiscal year ended October 31, 1999 was paid in full to the Company, with one-half of said amount set aside for purse supplements. The agreement also provides for advances annually from VSI against future revenues of up to $1 million in the aggregate to the Company, Jefferson Downs and Finish Line. The Company received all of such advance during the year ended October 31, 1999 and has also received such an advance during the current fiscal year. The Company has received, and expects to continue receiving, payments pursuant to the agreement during the current fiscal year.

         Marie G. Krantz is a director, the President and the owner of 66 2/3% of the outstanding common stock, and Bryan Krantz is a director, Vice President and the owner of 33 1/3% of the outstanding common stock, of Jefferson Downs. Ms. Krantz is a director and executive officer, and Mr. Krantz is a director, executive officer and the beneficial owner of all of the outstanding common stock, of Finish Line. By virtue of such positions and ownership and their positions with and relationship with such entities, the Company, Finish Line and Jefferson Downs may be deemed to be affiliates.

         Ms. Krantz and Mr. Krantz each own 50% of the outstanding common stock of Continental Advertising, Inc. ("Continental"), an advertising agency which provided advertising services to the Company during the last fiscal year and is continuing to provide advertising services to the Company during the current fiscal year. During the 1999 fiscal year, the Company made payments to Continental of $628,365 to reimburse it for Company advertising expenses paid by it. As of October 31, 1999, the Company was due $13,894 from Continental. No commission or any other form of compensation is paid to the Krantzes for advertising services rendered to the Company by Continental. The Board of Directors believes that the terms of such arrangement are no less favorable to the Company than terms that would be available from unrelated third parties for comparable transactions.

         During the years 1995-1997, Ms. Krantz guaranteed the Company's indebtedness incurred in the reconstruction of its facilities destroyed by the 1993 fire and as security therefor granted the lender a security interest in assets owned by her. In March 1999, after repayment of the indebtedness and release of the security interest, the Company, as authorized by the Board of Directors, paid to Ms. Krantz a guaranty fee of $988,799, computed as a percentage of the outstanding balance of the indebtedness during the loan period. The Board of Directors of the Company believes that the terms of such arrangement were no less favorable to the Company than terms that would have been available to the Company from unrelated third parties for comparable transactions.

         From time to time, persons who are officers, directors or principal shareholders of the Company own or have interests in horses racing at the Company's race track. Such races are conducted under the rules and regulations of the Louisiana Racing Commission, and no officer, director or principal shareholder receives any extra or special benefits not shared by all others so racing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Fair Grounds Corporation



                                   By: /s/ Bryan G. Krantz
                                      ----------------------------------
                                      Bryan G. Krantz

Dated: April 6, 2000