Form 10-K405/A
period 1999-10-31
FAIR GROUNDS CORP
filed 2000-06-07
CIK 34236

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

                                AMENDMENT NO. 2

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


                                   Fair Grounds Corporation



                                   By: /s/ Bryan G. Krantz
                                      ----------------------------------
                                      Bryan G. Krantz, President

Dated: June 6, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                 Capacity                   Date
----                                 --------                   ----

Principal Executive Officer:

/s/Bryan G. Krantz
----------------------
Bryan G. Krantz                      President                  June 6, 2000

Principal Financial Officer and
Principal Accounting Officer:

/s/Gordon M. Robertson
----------------------
Gordon M. Robertson                  Chief Financial Officer    June 6, 2000

/s/William K. Caldwell
----------------------
William K. Caldwell                  Director                   June 6, 2000

----------------------
Richard Katcher                      Director                   June  , 2000

/s/Bryan G. Krantz
----------------------
Bryan G. Krantz                      Director and President     June 6, 2000

/s/Marie G. Krantz
----------------------               Director and Chairman
Marie G. Krantz                      of the Board               June 6, 2000

----------------------
Ronald J. Maestri                    Director                   June  , 2000

/s/Charmaine R. Morel
-----------------------
Charmaine R. Morel                   Director                   June 6, 2000

-----------------------
Langdon H. Stone                     Director                   June  , 2000

/s/Wayne E. Thomas
-----------------------
Wayne E. Thomas                      Director                   June 6, 2000

                                       7