Form 10-Q
period 2000-04-30
FAIR GROUNDS CORP
filed 2000-06-14
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

FOR QUARTER ENDED APRIL 30, 2000               COMMISSION FILE NUMBER O-7607
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

           [X]    Yes  [ ]    No

         468,580 COMMON SHARES WERE OUTSTANDING AS OF JUNE 1, 2000.

                            FAIR GROUNDS CORPORATION

                                      INDEX

                                                                                                                Page
                                                                                                                ----

PART I.        FINANCIAL INFORMATION

               Item 1.        Financial Statements

                              Balance Sheet, April 30, 2000 (Unaudited)
                              and Balance Sheet, October 31, 1999                                                 2

                              Statements of Operations and Retained
                              Earnings for the Three Months Ended
                              April 30, 2000 and 1999 (Unaudited)                                                 4

                              Statements of Operations and Retained
                              Earnings for the Six Months Ended
                              April 30, 2000 and 1999 (Unaudited)                                                 7

                              Statements of Cash Flows for the Six
                              Months Ended April 30, 2000 and 1999
                              (Unaudited)                                                                        10

                              Notes to Financial Statements for the Six
                              Months Ended April 30, 2000 and 1999 (Unaudited)                                   12

               Item 2.        Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                                16

PART II.       OTHER INFORMATION

               Item 6.        Exhibits and Reports on Form 8-K                                                   25


SIGNATURES                                                                                                       26

                                     PART I

                              FINANCIAL INFORMATION

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                             (Unaudited)
                                              April 30,       October 31,
                                                2000             1999
                                            ------------     ------------

ASSETS

CURRENT ASSETS
      Cash and cash equivalents             $  5,563,949     $  8,488,808
      Cash and cash equivalents
           - restricted                          131,068          125,665
      Accounts receivable                      1,566,900        1,079,222
      Mutuel settlements                         274,598          181,630
      Inventory                                  140,980          125,156
      Prepaid expenses                           911,700          468,165
      Deferred Taxes                             103,600          103,600
                                            ------------     ------------

           Total Current Assets                8,692,795       10,572,246
                                            ------------     ------------

OTHER ASSETS                                      93,099           53,768
                                            ------------     ------------

PROPERTY, PLANT AND EQUIPMENT
      Buildings and improvements              44,207,383       44,177,698
      Land improvements                        4,463,899        4,463,899
      Automotive equipment                       976,953          963,243
      Machinery and equipment                  2,732,873        2,696,449
      Furniture and fixtures                     425,202          405,352
                                            ------------     ------------

           Total                              52,806,310       52,706,641

      Less: accumulated depreciation
           and amortization                  (18,495,794)     (17,667,397)
                                            ------------     ------------

      Depreciable property - net              34,310,516       35,039,244
      Land                                     3,286,281        3,286,281
                                            ------------     ------------

      Property, plant and
           equipment - net                    37,596,797       38,325,525
                                            ------------     ------------

           TOTAL ASSETS                     $ 46,382,691     $ 48,951,539
                                            ============     ============

(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                                 (Unaudited)
                                                   April 30,       October 31,
                                                     2000             1999
                                                 ------------     ------------

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable                              $    500,000     $    109,613
      Accounts payable                                351,818          849,288
      Accrued liabilities:
           Deferred purses                          1,514,186        8,104,835
           Host track fees                            613,203          432,721
           Uncashed mutuel tickets                    652,094          391,790
           Other                                      635,710          543,183
      Deferred revenues                                    --          282,970
      Income taxes payable                          1,436,885            4,932
                                                 ------------     ------------

           Total Current Liabilities                5,703,896       10,719,332
                                                 ------------     ------------

DEFERRED INCOME TAXES                               9,652,819        9,652,819
                                                 ------------     ------------

           Total Liabilities                       15,356,715       20,372,151
                                                 ------------     ------------

STOCKHOLDERS' EQUITY
      Capital stock - no par value;
           authorized 600,000 shares,
           469,940 shares issued and
           468,580 shares outstanding               1,525,092        1,525,092
      Additional paid-in-capital                    1,936,702        1,936,702
      Retained earnings                            27,599,707       25,153,119
                                                 ------------     ------------

           Total                                   31,061,501       28,614,913

      Less: treasury stock at cost,
           1,360 shares                               (35,525)         (35,525)
                                                 ------------     ------------

           Total Stockholders' Equity              31,025,976       28,579,388
                                                 ------------     ------------

           TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY             $ 46,382,691     $ 48,951,539
                                                 ============     ============

See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)

                                                     2000             1999
                                                 ------------     ------------
REVENUES
      Pari-mutuel commissions                    $  8,012,118     $  8,525,023
      Breakage                                        225,942          232,441
      Uncashed mutuel tickets                          98,637           90,847
                                                 ------------     ------------

           Total                                    8,336,697        8,848,311

      Less: pari-mutuel tax                         1,021,208        1,020,115
                                                 ------------     ------------

      Commission income                             7,315,489        7,828,196
      Host track fees                               5,589,480        4,768,461
                                                 ------------     ------------

           Total Mutuel Income                     12,904,969       12,596,657

      Concessions                                     823,931          868,971
      Video poker (net)                               472,087          446,060
      Admissions (net of taxes)                       249,718          277,838
      Parking                                          23,957           25,994
      Programs and forms                              464,674          440,121
      Miscellaneous                                   360,695          279,044
                                                 ------------     ------------

           Total Operating Revenues                15,300,031       14,934,685
                                                 ------------     ------------

RACING EXPENSES
      Purses                                        5,671,517        5,434,563
      Salaries and related taxes
           and benefits                             2,821,966        2,487,827
      Contracts and services                        1,143,422          979,985
      Host track fees                                 901,425          882,577
      Depreciation                                    415,254          484,340
      Cost of sales - concessions                     268,898          329,754
      Utilities                                       375,107          298,886
      Repairs and maintenance                         112,405          130,040
      Programs, forms and other
           supplies                                   517,810          574,444
      Advertising and promotion                       493,424          278,008
      Rent                                            201,107           85,955
      Miscellaneous                                   218,547          242,716
                                                 ------------     ------------

           Total Racing Expenses                 $ 13,140,882     $ 12,209,095
                                                 ------------     ------------

(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)

                                                     2000             1999
                                                 ------------     ------------
GENERAL AND ADMINISTRATIVE EXPENSES
      Salaries and related taxes
           and benefits                          $    191,412     $    896,257
      Insurance                                       237,176          188,470
      Property taxes                                  237,055          246,467
      Legal, audit and director fees                  187,010          329,023
      Contracts and services                           36,723           10,837
      Office expenses                                 142,622          209,930
      Miscellaneous                                   239,355        1,085,547
                                                 ------------     ------------

           Total General and
           Administrative Expenses                  1,271,353        2,966,531
                                                 ------------     ------------

NET INCOME (LOSS) FROM OPERATIONS                     877,796         (240,941)

OTHER INCOME (EXPENSE)
      Jazz and Heritage Festival Income               870,504        1,054,646
      Interest expense                                 (8,447)            (520)
      Interest income                                  33,090           56,133
                                                 ------------     ------------

INCOME BEFORE PROVISION FOR INCOME
TAXES AND EXTRAORDINARY ITEM                        1,782,943          869,318

Provision for income taxes                            659,689          521,353
                                                 ------------     ------------

INCOME BEFORE EXTRAORDINARY ITEM
      (per share - 1999 - $ .74,
      1998 - $1.68)                                 1,123,254          347,965

Extraordinary item - gain from fire
      (net of $1,521,162 of taxes in 1999.)                --        2,267,118
                                                 ------------     ------------
NET INCOME (per share
      1999 - $5.58, 1998 - $1.68)                $  1,123,254     $  2,615,083

RETAINED EARNINGS, BEGINNING OF
PERIOD                                           $ 26,476,543     $ 25,446,820

(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)

                                                     2000             1999
                                                 ------------     ------------

DIVIDENDS PAID                                   $         --     $   (468,580)
                                                 ------------     ------------

RETAINED EARNINGS, END OF PERIOD                 $ 27,599,707     $ 27,593,323
                                                 ============     ============

CASH DIVIDENDS PER SHARE                         $         --     $       1.00
                                                 ============     ============

WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING                              468,580          468,580
                                                 ============     ============

See accompanying notes to financial statements

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)

                                                     2000             1999
                                                 ------------     ------------

REVENUES
      Pari-mutuel commissions                    $ 15,658,553     $ 16,054,094
      Breakage                                        416,065          436,399
      Uncashed mutuel tickets                         154,122          174,024
                                                 ------------     ------------

           Total                                   16,228,740       16,664,517
      Less: pari-mutuel tax                         1,949,207        1,947,761
                                                 ------------     ------------

      Commission income                            14,279,533       14,716,756
      Host track fees                              11,315,854        9,935,506
                                                 ------------     ------------

           Total Mutuel Income                     25,595,387       24,652,262

      Concessions                                   1,679,434        1,750,315
      Video poker (net)                               909,447          879,124
      Admissions (net of taxes)                       530,440          573,967
      Parking                                          53,904           56,628
      Programs and forms                              867,361          870,268
      Miscellaneous                                   574,576          652,457
                                                 ------------     ------------

           Total Operating Revenues                30,210,549       29,435,021
                                                 ------------     ------------

RACING EXPENSES
      Purses                                       11,277,103       10,811,614
      Salaries and related taxes
           and benefits                             5,213,460        4,672,647
      Contracts and services                        1,953,360        1,713,985
      Host track fees                               1,969,027        1,646,332
      Depreciation                                    828,397          980,516
      Cost of sales - concessions                     591,302          570,145
      Utilities                                       577,888          498,756
      Repairs and maintenance                         333,567          375,254
      Programs, forms and other
           supplies                                 1,049,498        1,162,323
      Advertising and promotion                       942,977          731,697
      Rent                                            309,531          164,713
      Miscellaneous                                   376,879          458,809
                                                 ------------     ------------

           Total Racing Expenses                 $ 25,150,019     $ 23,786,791
                                                 ------------     ------------

(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)

                                                     2000             1999
                                                 ------------     ------------
GENERAL AND ADMINISTRATIVE EXPENSES
      Salaries and related taxes
           and benefits                          $    516,422     $  1,203,270
      Insurance                                       391,336          416,081
      Property taxes                                  482,205          479,870
      Legal, audit and director fees                  334,432          436,647
      Contracts and services                           61,957           64,294
      Office expenses                                 272,725          336,268
      Miscellaneous                                   344,572        1,190,618
                                                 ------------     ------------

           Total General and
           Administrative Expenses                  2,403,649        4,127,048
                                                 ------------     ------------

NET INCOME FROM OPERATIONS                          2,656,881        1,521,182

OTHER INCOME (EXPENSE)
      Jazz and Heritage Festival Income               870,504        1,054,646
      Interest expense                                (10,576)         (10,309)
      Interest income                                  39,517           69,520
                                                 ------------     ------------

INCOME BEFORE PROVISION FOR INCOME
TAXES AND EXTRAORDINARY ITEM                        3,556,326        2,635,039

Provision for income taxes                          1,315,841        1,174,670
                                                 ------------     ------------

INCOME BEFORE EXTRAORDINARY ITEM
      (per share - 2000 - $4.78,
      1999 - $3.12)                                 2,240,485        1,460,369

Extraordinary item - gain from fire
      (net of $121,044 and $1,593,312                 206,103        2,389,968
      of taxes in 2000 and 1999,                 ------------     ------------
      respectively)

NET INCOME (per share
      2000 - $5.22, 1999 - $8.22)                $  2,446,588     $  3,850,337

RETAINED EARNINGS, BEGINNING OF
PERIOD                                           $ 25,153,119     $ 24,211,566

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)

                                                      2000         1999
                                                 ------------     ------------

DIVIDENDS PAID                                   $         --     $   (468,580)
                                                 ------------     ------------

RETAINED EARNINGS, END OF PERIOD                 $ 27,599,707     $ 27,593,323
                                                 ============     ============

CASH DIVIDENDS PER SHARE                         $         --     $       1.00
                                                 ============     ============

WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING                              468,580          468,580
                                                 ============     ============

See accompanying notes to financial statements

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)

                                                     2000             1999
                                                 ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                 $  2,446,588     $  3,850,337
                                                 ------------     ------------
      Adjustments to reconcile net income
           to net cash used for
           operating activities:
           Extraordinary item -
                gain from fire                       (327,147)      (3,983,280)
           Depreciation                               828,397          980,516
           Change in assets and liabilities:
           (Increase) decrease in:
                Accounts receivable                  (580,646)        (761,680)
                Inventory                             (15,824)          (9,172)
                Prepaid expenses                     (443,535)      (1,377,816)
                Restricted cash                        (5,403)          (7,447)
           Increase (decrease) in
                Accounts payable and
                     accrued liabilities             (224,461)      (1,236,287)
                Deferred revenue                     (282,970)        (275,701)
                Deferred purses                    (6,590,649)      (6,548,857)
                Income taxes payable                1,431,953        2,197,143
                Uncashed mutuel tickets               260,304          177,262
                Contracts Payable                          --          (58,732)
                                                 ------------     ------------

                     Total adjustments             (5,949,981)     (10,904,051)
                                                 ------------     ------------

           Net cash used for operating
                activities                         (3,503,393)      (7,053,714)
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
           Proceeds from litigation
                settlement                            327,147        3,983,280
           Capital expenditures                       (99,669)        (262,830)
           Decrease (Increase) in deposits            (39,331)           5,651
                                                 ------------     ------------

           Net cash provided by investing
                activities                            188,147        3,726,101
                                                 ------------     ------------

(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)

                                                     2000             1999
                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Loan proceeds                              $         --     $    200,627
      Principal repayments on loans                  (109,613)        (111,536)
      Advances from third party                     1,000,000        1,000,000
      Repayments to third party                      (500,000)        (500,000)
      Dividends Paid                                       --         (468,580)
                                                 ------------     ------------

Net cash provided by
           financing activities                       390,387          120,511
                                                                  ------------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                            (2,924,859)      (3,207,102)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              8,488,808        7,577,730
                                                 ------------     ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  5,563,949     $  4,370,628
                                                 ============     ============

SUPPLEMENTAL DISCLOSURES:

      Interest paid                              $     10,576     $     10,309
                                                 ============     ============

      Income taxes paid                          $    100,000     $  1,112,000
                                                 ============     ============

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying Financial Statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which adjustments are of a normal recurring nature) to present fairly the results for the periods stated.

The Company's business is seasonal, and interim results are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

For further information refer to the Financial Statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Fire Related Litigation

The following is a brief description of the Traveler's Litigation that arose as a result of the December 1993 fire and in connection with the Company's efforts to collect insurance proceeds after the fire and that was concluded during the first six months of fiscal 2000: On May 14, 1994, the Company filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers") and others. The Company contended that the insurance policy provided by Travelers provided the Company with blanket coverage in the amount of $24.2 million in excess of the $10 million of underlying coverage, and, accordingly, that Travelers was liable for the difference between $24.2 million and the amount previously paid by Travelers (approximately $9.5 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contended that the insurance agent and the

                         NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 2 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

insurance broker who arranged for the insurance were liable to the Company for any damages sustained because the amount of coverage is less than that claimed by the Company. Travelers' position is that its liability under such policy is limited to the amount which it had previously paid. In November 1996, the Company entered into a joint settlement with the insurance agent and broker, whereby the Company received a total of $10 million from those parties. The settlement also included a "Mary Carter" provision whereby the insurance agent and broker became entitled to share in certain recoveries that the Company might eventually obtain on its remaining claims against Travelers. The litigation against Travelers was concluded in January 2000 and the Company was awarded an additional $327,147 in attorneys fees, penalties and interest which was paid by Travelers. Under the Mary Carter provision, the Company was entitled to retain the full amount of such payment. This recovery of $206,103 (net of $121,044 of income taxes) is shown as an extraordinary item on the Company's statement of operations for the six months ended April 30, 2000.

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

                        NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 2 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                         NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 2 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Except as described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

NOTE 3 - ADVANCE

In January 2000, the Company received a non-interest bearing advance of $1,000,000 from Video Services, Inc., to be repaid in full in six equal monthly installments beginning in February 2000. The outstanding balance of the advance is included in notes payable in the April 30, 2000 financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999

Revenues. During the fiscal quarters ended April 30, 2000 and 1999, the Company derived its pari-mutuel income by conducting live racing 40 and 41 days, respectively, during each fiscal quarter and in the operation of its tele-tracks for off-track wagering. During each such fiscal quarter, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management Corporation, an affiliated company, the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana.

For the fiscal quarter ended April 30, 2000, the Company reported total in-state pari-mutuel wagering of $39,864,877 compared to $40,852,671 in fiscal 1999.

Comparative pari-mutuel wagering and attendance figures for the quarters ended April 30, 2000 and 1999 are as follows:

                                                     2000             1999
                                                 ------------     ------------
Pari-mutuel wagering:
   On-track handle                               $ 12,261,402     $ 13,126,751
   Off-track handle                                27,603,475       27,725,920
                                                 ------------     ------------
   Total in-state wagering                       $ 39,864,877     $ 40,852,671
                                                 ============     ============

   Out-of-state simulcast handle                 $182,130,314     $156,644,135
                                                 ============     ============

Total On-Track Attendance                             150,388          163,551
                                                 ============     ============

The Company believes that the $865,349, or 6.6%, decrease in on-track handle and the $122,445, or .44%, decrease in off-track handle are primarily due to the increased competition locally from the land-based casino which opened in October 1999 and from other simulcast signals competing with the Company's signal. The $25,486,179, or 16.3%, increase in out-of-state handle is primarily due to the continued high quality of racing at the Fair Grounds Race Course. In addition, due to occasional bad weather in other parts of the country, the Company's races became alternates when certain tracks were unable to race, thus increasing the Company's simulcasting. Also, during the quarter ended April 30, 2000, the Company experienced significant handle increases from California, as the Company's races became one of the two featured simulcast signals in that state starting in January 2000.

Primarily as a result of the out-of-state handle increase, the Company's total operating revenues increased $365,346, or 2.4%, from the comparable quarter in the prior fiscal year, including an increase of $821,019, or 17.22%, in host track fees. In addition, net video poker revenues increased by $26,027, or 5.8%. These increases were partially offset by decreases of $512,905, or 6%, in pari-mutuel commissions; $6,499, or 2.8%, in breakage; $45,040, or 5.2%, in concessions revenue; $28,120, or 10.1%, in admissions revenues; and $2,937, or 7.8%, in parking revenue. The decreased revenues are mainly attributable to the decrease in on-track attendance and handle during the quarter ended April 30, 2000.

Louisiana has recently enacted legislation that will permit the Company to accept telephone and Internet wagers. While the Company is optimistic about the long term benefits of such wagering, the Company has not yet installed systems to accept such wagering, and the Company does not anticipate generating revenue from such sources in the current fiscal year.

Racing Expenses. Total racing expenses for the quarter ended April 30, 2000, increased $931,787, or 7.6%, over the prior comparable fiscal quarter, primarily as a result of the increased out-of-state pari-mutuel activities. These included an increase of $236,954, or 4.4%, in purses. Other increases included salaries and related taxes and benefits, contracts and services, host track fees, utilities, advertising and promotions, and rent. These increases were partially offset by decreases in depreciation, repairs and maintenance, programs, forms and other supplies, cost of sales-concessions, and miscellaneous expenses.

The decrease in concessions costs in the current fiscal year quarter was due to the timing of certain expenses, with certain invoices for concessions being included in the second quarter in fiscal 1999 and invoices for similar concession expenses being included in the first quarter in the current fiscal year. The increase in rent in the quarter ended April 30, 2000 is due to the increased monthly rent at the Bourbon Street tele-track location, as well as rent payments, beginning in February 2000, for a new tele-track location to be opened in Hanrahan, Louisiana. Depreciation decreased in the second quarter of 2000 due to many of the tele-tracks's leasehold improvements becoming fully depreciated in the prior fiscal year.

General and Administrative Expenses. General and administrative expenses decreased by $1,695,178, or 57.1%, in the second quarter of the current fiscal year primarily as a result of decreases in salaries and related taxes and benefits, legal, audit and director fees, office expenses and miscellaneous expenses. In the quarter ended April 30, 1999, certain members of management were paid bonuses as authorized by the Board of Directors. No bonuses were authorized or paid in the second quarter of the current fiscal year. Legal, audit and director fees decreased in the quarter ended April 30, 2000 as a result of the conclusion prior to the quarter of most of the fire-related litigation. Office expenses decreased in the second quarter of the current fiscal year as a result of a change in the expense classification of the Company's pari-mutuel fiber optic telephone charges. In the comparable quarter in the prior fiscal year these charges were included in office expenses. In the second quarter of the current fiscal year, the charges are classified as contracts and services and are included in racing expenses. In the second quarter in fiscal 1999, miscellaneous expenses included a guarantee fee of approximately $988,000 paid in connection with a pledge of assets and guarantee of corporate indebtedness. No guarantee fee was paid in the second quarter of the current fiscal year.

Other Income (Expense). Other income decreased in the second quarter of the current fiscal year by $215,112, or

19.4%, compared to the second quarter of fiscal 1999 primarily as a result of a $184,142 decrease in Jazz and Heritage Festival income. This decrease was attributable to a timing difference, with three days of the 2000 Jazz and Heritage Festival falling in the second quarter of the current fiscal year compared to five days of the 1999 Jazz and Heritage falling in the second quarter of fiscal 1999.

Extraordinary Items. During the quarter ended April 30, 1999, the Company received settlement payments in connection with the fire-related litigation in the aggregate amount of $3,788,280. These proceeds were reported net of $1,521,162 of related taxes. The Company received no fire insurance settlements in the second quarter of fiscal 2000.

Income Taxes. For the quarter ended April 30, 2000, the income tax provision was $659,689 compared to $521,353 in the comparable quarter in fiscal 1999. The difference between periods reflects changes in pre-tax income between the respective periods.

Net Income. The Company reported net income of $1,123,254 for the quarter ended April 30, 2000, compared to net income of $2,615,083 for the quarter ended April 30, 1999.

COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998

Revenues. During the six months ended April 30, 2000 and 1999, the Company derived its pari-mutuel income by conducting 88 live racing days during each fiscal period and in the operation of its tele-tracks for off-track wagering. During each such period, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management Corporation, an affiliated company, the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana.

For the six months ended April 30, 2000, the Company reported total in-state pari-mutuel wagering of $78,851,604 compared to $78,537,304 in the comparable period in fiscal 1999.

Comparative pari-mutuel wagering and attendance figures for the six months ended April 30, 2000 and 1999 are as follows:

                                                     2000             1999
                                                 ------------     ------------
Pari-mutuel wagering:
   On-track handle                               $ 26,136,189     $ 27,412,562
   Off-track handle                                51,715,415       51,124,742
                                                 ------------     ------------
   Total in-state wagering                       $ 77,851,604     $ 78,537,304
                                                 ============     ============

   Out-of-state simulcast handle                 $366,467,601     $321,342,925
                                                 ============     ============

Total On-Track Attendance                             310,912          336,466
                                                 ============     ============

The Company believes that the $1,276,373, or 4.7%, decrease in on-track handle is primarily due to the increased competition locally from the land based casino which opened in October 1999, and from other simulcast signals competing with the Company's signal. There was no material change in the off-track handle between the two periods. The $45,124,676, or 14%, increase in out-of-state handle is primarily due to the continued high quality of racing at the Fair Grounds Race Course. Due to occasional bad weather in other parts of the country, the Company's races became alternates when certain tracks were unable to race, thus increasing the Company's simulcasting. In addition, during the six months ended April 30, 2000, the Company experienced significant handle increases from California, as the Company's races became one of the two featured simulcasts signals in that state starting in January 2000.

Primarily as a result of the out-of-state handle increase, the Company's total operating revenues increased $775,528, or 2.6%, from the comparable period in the prior fiscal year, including an increase of $1,380,348, or 13.9%, in host track fees. In addition, net video poker revenues increased by $30,323, or 3.5%. These increases were partially offset by decreases of $395,541, or 2.5%, in pari-mutuel commissions; $20,334, or 4.7%, in breakage; $70,881, or 4%, in concessions revenue; $43,527, or 7.6%, in admissions revenues; and $2,724, or 4.8%, in parking revenue. The decreased revenues are mainly attributable to the decrease in on-track attendance and handle during the current fiscal year period.

Racing Expenses. Total racing expenses for the six months ended April 30, 2000 increased $1,363,228, or 5.7%, over the comparable period in the prior fiscal year, primarily as a result of the increased out-of-state pari-mutuel activities. The increase in racing expenses was attributable to an increase of $465,489, or 4.3%, in purses, as well as increases in salaries and related taxes and benefits, contracts and services, host track fees, utilities, advertising and promotions, and rent, partially offset by decreases in depreciation, repairs and maintenance, programs, forms and other supplies, and miscellaneous expenses.

The increase in rent was due to the increased monthly rent at the Bourbon Street tele-track location, as well as rent payments, beginning in February 2000, for a new tele-track location to be opened in Hanrahan, Louisiana. Depreciation decreased in the current fiscal year period due to many of the tele-track's leasehold improvements becoming fully depreciated in the prior fiscal year.

General and Administrative Expenses. General and administrative expenses decreased by $1,723,399, or 41.7%, in the current fiscal year period primarily as a result of decreases in salaries and related taxes and benefits, legal, audit and director fees, office expenses and miscellaneous expenses. During the six months ended April 30, 1999, certain members of management were paid bonuses as authorized by the Board of Directors. No bonuses were authorized or paid in the current fiscal year period. Legal, audit and director fees decreased in the current fiscal year period as a result of the conclusion prior to the period of most of the fire-related litigation. Office expenses decreased in the current fiscal year period as a result of a change in the expense classification of the Company's pari-mutuel fiber optic telephone charges. In the prior fiscal year period, these charges were included in office expenses, while in the current fiscal year period, the charges are classified as contracts and services and are included in racing expenses. In the fiscal 1999 period, miscellaneous expenses included a guarantee fee of approximately $988,000 paid in connection with a pledge of assets and guarantee of corporate indebtedness. No guarantee fee was paid in the current fiscal year period.

Other Income (Expense). Other income decreased in the six months ended April 30, 2000 by $214,412, or 19.2%, compared to the first six months of fiscal 1999 primarily as a result of a $184,142 decrease in Jazz Heritage Festival income. The decrease in Jazz and Heritage Festival income was attributable to a timing difference, with three days of the 2000 Jazz and Heritage Festival falling in the first six months of the current fiscal year compared to five days of the 1999 Jazz and Heritage Festival falling in the comparable period in fiscal 1999.

Extraordinary Items. During the six months ended April 30, 1999, the Company received settlement payments in connection with the fire-related litigation in the aggregate amount of $3,983,280. These proceeds were reported net of related taxes. In the comparable period in the current fiscal year, the Company received $327,147 in connection with the fire-related litigation, which is shown net of $121,044 of related taxes.

Income Taxes. For the six months ended April 30, 2000, the income tax provision was $1,315,841, compared to $1,174,670 in the comparable period in fiscal 1999. The difference between periods reflects changes in pre-tax income between the respective periods.

Net Income. The Company reported net income of $2,446,588 for the six months ended April 30, 2000 compared to net income of $3,850,337 for the six months ended April 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents decreased $2,924,859 during the six months ended April 30, 2000, compared to a decrease of $3,207,102 during the six months ended April 30, 1999. The decrease in cash and cash equivalents in fiscal 2000 was the result of cash used in operating activities of $3,503,393, partially offset by cash provided by investing activities of $188,147 and cash provided by financing activities of $390,387.

Cash used in operations was primarily due to the payment of horseman's purses and other related racing payments. Cash provided by investing was the result of proceeds from a fire-related litigation settlement previously discussed. Cash provided by financing is the net of the $1 million advance from the Company's video poker operator received in January 2000 less debt repayments made through April 30, 2000.

In November 1999, the Company entered into a working capital line of credit agreement with First Bank and Trust. The line of credit is for $2.5 million with a variable interest rate on amounts outstanding. No amounts were drawn or outstanding on the line of credit during the six months ended April 30, 2000.

The Company believes that the combination of existing cash, cash from future operations, funds available under its working capital line of credit, and the Company's capacity to incur short-term and long-term indebtedness, if necessary, will be sufficient to fund the Company's cash requirements for the foreseeable future. The Company has a deferred tax liability of approximately $9.65 million at April 30, 2000 arising from fire insurance and other litigation settlements that is to be paid over approximately 38 years. The Company currently anticipates payment of that liability with funds obtained through the sources outlined above.

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

FORWARD-LOOKING STATEMENTS

The statements in this quarterly Report that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding the source of funds for payment of its deferred tax liability, the benefits of telephone and Internet wagering, and the adequacy of its cash, cash equivalents and borrowings available under its new working capital line of credit to fund the Company's future cash requirements. Words such as "anticipates," "believes," "expects," "intends," "estimated" and variations of such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to, the following: changing economic, market and business conditions, the ability of the Company to compete effectively for top horses and trainers necessary to field high-quality horse racing; the ability of the Company to maintain and, as opportunities are presented, grow its share of the interstate simulcast market; a substantial change in allocation of live racing days; the impact of competition from alternative gaming (including casinos and lotteries) and other sports and entertainment options in those markets in which the company operates; and the Company's success in attracting new patrons and generating additional revenue for purses.

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

                                     PART II

                                OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

Exhibit 27        Financial Data Schedule (Filed electronically only)
                  (For SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FAIR GROUNDS CORPORATION
                                            -----------------------------------
                                                        (Registrant)


Date:   June 13, 2000                    By: /s/ Bryan G. Krantz
     ----------------------                 -----------------------------------
                                             President


Date:   June 13, 2000                    By: /s/ Gordon M. Robertson
     -----------------------                -----------------------------------
                                             Chief Financial Officer