Form 10-Q
period 2000-07-31
FAIR GROUNDS CORP
filed 2000-09-14
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter Ended July 31, 2000                  Commission File Number O-7607
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

         [x] Yes  [ ] No

         468,580 Common Shares were outstanding as of September 1, 2000.

                            FAIR GROUNDS CORPORATION

                                      INDEX

                                                                                                Page
                                                                                                ----

PART I.        FINANCIAL INFORMATION

               Item 1.        Financial Statements

                              Balance Sheet, July 31, 2000 (Unaudited)
                              and Balance Sheet, October 31, 1999                                 3

                              Statements of Operations and Retained
                              Earnings for the Three Months Ended
                              July 31, 2000 and 1999 (Unaudited)                                  5

                              Statements of Operations and Retained
                              Earnings for the Nine Months Ended
                              July 31, 2000 and 1999 (Unaudited)                                  8

                              Statements of Cash Flows for the Nine
                              Months Ended July 31, 2000 and 1999
                              (Unaudited)                                                        11

                              Notes to Financial Statements for the Nine
                              Months Ended July 31, 2000 and 1999 (Unaudited)                    13

               Item 2.        Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                17

PART II.       OTHER INFORMATION

               Item 1.        Legal Proceedings                                                  26

               Item 4.        Submission of Matters to a Vote of Security Holders                26

               Item 6.        Exhibits and Reports on Form 8-K                                   26

SIGNATURES                                                                                       27

                                     PART I

                              FINANCIAL INFORMATION

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                             (Unaudited)
                                               July 31,       October 31,
                                                 2000             1999
                                             ------------     ------------

ASSETS

CURRENT ASSETS
      Cash and cash equivalents              $  8,791,105     $  8,488,808
      Cash and cash equivalents
           - restricted                           131,068          125,665
      Accounts receivable                         773,020        1,079,222
      Mutuel settlements                               --          181,630
      Inventory                                   130,778          125,156
      Prepaid expenses                          1,239,402          468,165
      Deferred Taxes                              103,600          103,600
                                             ------------     ------------

           Total Current Assets                11,168,973       10,572,246
                                             ------------     ------------

OTHER ASSETS                                       88,097           53,768
                                             ------------     ------------

PROPERTY, PLANT AND EQUIPMENT
      Buildings and improvements               44,297,167       44,177,698
      Land improvements                         4,463,899        4,463,899
      Automotive equipment                        995,765          963,243
      Machinery and equipment                   2,799,243        2,696,449
      Furniture and fixtures                      425,202          405,352
                                             ------------     ------------

           Total                               52,981,276       52,706,641

      Less: accumulated depreciation
           and amortization                   (18,913,891)     (17,667,397)
                                             ------------     ------------

      Depreciable property - net               34,067,385       35,039,244
      Land                                      3,286,281        3,286,281
                                             ------------     ------------

      Property, plant and
           equipment - net                     37,353,666       38,325,525
                                             ------------     ------------

           TOTAL ASSETS                      $ 48,610,736     $ 48,951,539
                                             ============     ============

(Continued)

                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                                  (Unaudited)
                                                    July 31,       October 31,
                                                      2000             1999
                                                  ------------     ------------

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable                               $    369,215     $    109,613
      Accounts payable                                 267,107          849,288
      Accrued liabilities:
           Deferred purses                           5,053,282        8,104,835
           Host track fees                             548,191          432,721
           Uncashed mutuel tickets                     533,856          391,790
           Other                                       581,081          543,183
      Deferred revenues                                163,090          282,970
      Income taxes payable                           1,059,201            4,932
                                                  ------------     ------------

           Total Current Liabilities                 8,575,023       10,719,332
                                                  ------------     ------------

DEFERRED INCOME TAXES                                9,652,819        9,652,819
                                                  ------------     ------------

           Total Liabilities                        18,227,842       20,372,151
                                                  ------------     ------------

STOCKHOLDERS' EQUITY
      Capital stock - no par value;
           authorized 600,000 shares,
           469,940 shares issued and
           468,580 shares outstanding                1,525,092        1,525,092
      Additional paid-in-capital                     1,936,702        1,936,702
      Retained earnings                             26,956,625       25,153,119
                                                  ------------     ------------

           Total                                    30,418,419       28,614,913

      Less: treasury stock at cost,
           1,360 shares                                (35,525)         (35,525)
                                                  ------------     ------------

           Total Stockholders' Equity               30,382,894       28,579,388
                                                  ------------     ------------

           TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY              $ 48,610,736     $ 48,951,539
                                                  ============     ============

See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                For the Three Months Ended July 31, 2000 and 1999
                                   (Unaudited)

                                                 2000             1999
                                             ------------     ------------
REVENUES
      Pari-mutuel commissions                $  4,833,115     $  5,202,953
      Breakage                                    124,497          141,970
      Uncashed mutuel tickets                     266,359          267,610
                                             ------------     ------------

           Total                                5,223,971        5,612,533

      Less: pari-mutuel tax                       631,779          678,765
                                             ------------     ------------


           Total Mutuel Income                  4,592,192        4,933,768

      Concessions                                 335,226          295,583
      Video poker (net)                           412,177          416,584
      Admissions (net of taxes)                    42,818           73,032
      Programs and forms                          253,951          318,532
      Miscellaneous                               309,467          283,098
                                             ------------     ------------

           Total Operating Revenues             5,945,831        6,320,597
                                             ------------     ------------

RACING EXPENSES
      Purses                                    1,831,706        1,936,626

      Salaries and related taxes
           and benefits                         1,566,156        1,730,864
      Contracts and services                      456,273          437,302
      Host track fees                             774,292          831,271
      Depreciation                                418,097          484,341
      Cost of sales - concessions                 125,101           89,431
      Utilities                                   210,200          223,855
      Repairs and maintenance                     199,994          145,506
      Programs, forms and other
           supplies                               360,145          324,599
      Advertising and promotion                    61,246          373,885
      Rent                                        141,454          101,579
      Miscellaneous                                63,388           67,742
                                             ------------     ------------

           Total Racing Expenses             $  6,208,052     $  6,747,001
                                             ------------     ------------

(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                For the Three Months Ended July 31, 2000 and 1999
                                   (Unaudited)

                                                 2000             1999
                                             ------------     ------------
GENERAL AND ADMINISTRATIVE EXPENSES
      Salaries and related taxes
           and benefits                      $  1,106,191     $    373,965
      Insurance                                   217,549          241,632
      Property taxes                              239,522          244,680
      Legal, audit and director fees              146,523          359,250
      Contracts and services                       33,192           33,027
      Office expenses                              97,511           96,458
      Miscellaneous                                54,212           83,468
                                             ------------     ------------

           Total General and
           Administrative Expenses              1,894,700        1,432,480
                                             ------------     ------------

NET LOSS FROM OPERATIONS                       (2,156,921)      (1,858,884)

OTHER INCOME (EXPENSE)
      Jazz and Heritage Festival Income         1,082,802          193,674
      Interest expense                             (3,170)          (6,712)
      Interest income                              56,523           45,403
                                             ------------     ------------

      Total Other Income (Expense)              1,136,155          232,365
                                             ------------     ------------

LOSS BEFORE PROVISION (BENEFIT)
FOR INCOME TAXES                               (1,020,766)      (1,626,519)

Provision (Benefit) for income taxes             (377,684)        (662,994)
                                             ------------     ------------

NET LOSS (per share
      2000 - $1.37, 1999 - $2.06)            $   (643,082)    $   (963,525)

RETAINED EARNINGS, BEGINNING OF
PERIOD                                       $ 27,599,707     $ 30,610,082

(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                For the Three Months Ended July 31, 2000 and 1999
                                   (Unaudited)

                                                 2000             1999
                                             ------------     ------------

RETAINED EARNINGS, END OF PERIOD             $ 26,956,625     $ 29,646,557
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
                                             ============     ============

See accompanying notes to financial statements

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                For the Nine Months Ended July 31, 2000 and 1999
                                   (Unaudited)

                                                 2000             1999
                                             ------------     ------------

REVENUES
      Pari-mutuel commissions                $ 20,491,668     $ 20,881,549
      Breakage                                    540,562          578,369
      Uncashed mutuel tickets                     420,481          441,634
                                             ------------     ------------

           Total                               21,452,711       21,901,552

      Less: pari-mutuel tax                     2,580,986        2,626,526
                                             ------------     ------------

      Commission income                        18,871,725       19,275,026
      Host track fees                          11,356,149       10,311,004
                                             ------------     ------------

           Total Mutuel Income                 30,227,874       29,586,030

      Concessions                               2,014,660        2,045,898
      Video poker (net)                         1,321,624        1,295,708
      Admissions(net of taxes)                    573,258          647,019
      Parking                                      53,904           56,606
      Programs and forms                        1,121,312        1,188,800
      Miscellaneous                               843,748          935,555
                                             ------------     ------------

           Total Operating Revenues            36,156,380       35,755,616
                                             ------------     ------------

RACING EXPENSES
      Purses                                   13,108,809       12,748,240
      Salaries and related taxes
           and benefits                         6,779,616        6,403,511
      Contracts and services                    2,409,633        2,331,287
      Host track fees                           2,470,319        2,477,603
      Depreciation                              1,246,494        1,464,857
      Cost of sales - concessions                 716,403          659,576
      Utilities                                   788,088          722,611
      Repairs and maintenance                     533,561          520,760
      Programs, forms and other
           supplies                             1,409,643        1,486,922
      Advertising and promotion                 1,004,223        1,105,582
      Rent                                        451,015          266,292
      Miscellaneous                               440,267          526,551
                                             ------------     ------------

           Total Racing Expenses             $ 31,358,071     $ 30,713,792
                                             ------------     ------------

(Continued)

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                For the Nine Months Ended July 31, 2000 and 1999
                                   (Unaudited)

                                                 2000             1999
                                             ------------     ------------
GENERAL AND ADMINISTRATIVE EXPENSES
      Salaries and related taxes
           and benefits                      $  1,622,613     $  1,577,235
      Insurance                                   608,885          657,713
      Property taxes                              721,727          724,550
      Legal, audit and director fees              480,955          795,897
      Contracts and services                       95,149           97,321
      Office expenses                             370,236          252,726
      Miscellaneous                               398,784        1,274,084
                                             ------------     ------------

           Total General and
           Administrative Expenses              4,298,349        5,379,526
                                             ------------     ------------

NET INCOME (LOSS) FROM OPERATIONS                 499,960         (337,702)
OTHER INCOME (EXPENSE)
      Jazz and Heritage Festival Income         1,953,306        1,248,320
      Interest expense                            (13,746)         (17,021)
      Interest income                              96,040          114,923
                                             ------------     ------------

      Total Other Income (Expense)              2,035,600        1,346,222
                                             ------------     ------------

INCOME BEFORE PROVISION FOR INCOME
TAXES AND EXTRAORDINARY ITEM                    2,535,560        1,008,520

Provision for income taxes                        938,157          511,676
                                             ------------     ------------

INCOME BEFORE EXTRAORDINARY ITEM
      (per share - 2000 - $3.41,
      1999 - $1.06)                             1,597,403          496,844

Extraordinary item - gain from fire
      (net of $121,044 and $1,593,312
      of taxes in 2000 and 1999,
      respectively)                               206,103        2,389,968
                                             ------------     ------------

NET INCOME (per share
      2000 - $3.84, 1999 - $6.16)            $  1,803,506     $  2,886,812

RETAINED EARNINGS, BEGINNING OF
PERIOD                                       $ 25,153,119     $ 27,228,325

                            FAIR GROUNDS CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (CONTINUED)
                For the Nine Months Ended July 31, 2000 and 1999
                                   (Unaudited)

                                                 2000             1999
                                             ------------     ------------

DIVIDENDS PAID                               $         --     $   (468,580)
                                             ------------     ------------

RETAINED EARNINGS, END OF PERIOD             $ 26,956,625     $ 29,646,557
                                             ============     ============

CASH DIVIDENDS PER SHARE                               $-     $       1.00
                                             ============     ============

WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING                          468,580          468,580
                                             ============     ============

See accompanying notes to financial statements

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS
                For the Nine Months Ended July 31, 2000 and 1999
                                   (Unaudited)

                                                           2000             1999
                                                       ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                       $  1,803,506     $  2,886,812
                                                       ------------     ------------
      Adjustments to reconcile net income
           to net cash used for
           operating activities:
           Extraordinary item -
                gain from fire                             (327,147)      (3,983,280)
           Depreciation                                   1,246,494        1,464,857
           Change in assets and liabilities:
           (Increase) decrease in:
                Accounts receivable                         487,832          586,633
                Inventory                                    (5,622)          (3,656)
                Prepaid expenses                           (771,237)      (1,429,997)
                Restricted cash                              (5,403)          (7,447)
           Increase (decrease) in
                Accounts payable and
                     accrued liabilities                   (428,813)      (1,180,220)
                Deferred revenue                           (119,880)         (38,091)
                Deferred purses                          (3,051,553)      (2,939,691)
                Income taxes payable                      1,054,269        1,546,535

                Uncashed mutuel tickets                     142,066           28,826

                Contracts Payable                                --          (58,732)

                     Total adjustments                   (1,778,994)      (6,014,263)
                                                       ------------     ------------

           Net cash provided by operating
                activities                                   24,512       (3,127,451)
                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Proceeds from litigation
                settlement                                  327,147        3,983,280
           Capital expenditures                            (274,635)        (460,883)
           Decrease (Increase) in deposits                  (34,329)          11,609
                                                       ------------     ------------

           Net cash provided by investing
                activities                                   18,183        3,534,006
                                                       ------------     ------------

(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                For the Nine Months Ended July 31, 2000 and 1999
                                   (Unaudited)

                                                 2000             1999
                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Loan proceeds                          $    426,253     $    346,131
      Principal repayments on loans              (166,651)        (199,275)
      Advances from third party                 1,000,000        1,000,000
      Repayments to third party                (1,000,000)      (1,000,000)
      Dividends Paid                                   --         (468,580)
                                             ------------     ------------

Net cash provided by (used for)
           financing activities                   259,602         (321,724)
                                             ------------     ------------

NET INCREASE IN CASH
      AND CASH EQUIVALENTS                        302,297           84,831

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                       8,488,808        7,577,730
                                             ------------     ------------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                          $  8,791,105     $  7,662,561
                                             ============     ============

SUPPLEMENTAL DISCLOSURES:

      Interest paid                          $     13,746     $     17,021
                                             ============     ============

      Income taxes paid                      $    345,000     $  1,283,000
                                             ============     ============

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                For the Nine Months Ended July 31, 2000 and 1999
                                   (Unaudited)

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Fire Related Litigation

The following is a brief description of the Traveler's Litigation that arose as a result of the December 1993 fire and in connection with the Company's efforts to collect insurance proceeds after the fire and that was concluded during the first nine months of fiscal 2000: On May 14, 1994, the Company filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers") and others. The Company contended that the insurance policy provided by Travelers provided the Company with blanket coverage in the amount of $24.2 million in excess of the $10 million of underlying coverage, and, accordingly, that Travelers was liable for the difference between $24.2 million and the amount previously paid by Travelers (approximately $9.5 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contended that the insurance agent and the

                          NOTES TO FINANCIAL STATEMENTS
                For the Nine Months Ended July 31, 2000 and 1999
                                   (Unaudited)

NOTE 2 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

insurance broker who arranged for the insurance were liable to the Company for any damages sustained because the amount of coverage was less than that claimed by the Company. Travelers' position was that its liability under such policy was limited to the amount which it had previously paid. In November 1996, the Company entered into a joint settlement with the insurance agent and broker, whereby the Company received a total of $10 million from those parties. The settlement also included a "Mary Carter" provision whereby the insurance agent and broker became entitled to share in certain recoveries that the Company might eventually obtain on its remaining claims against Travelers. The litigation against Travelers was concluded in January 2000 and the Company was awarded an additional $327,147 in attorneys fees, penalties and interest which was paid by Travelers. Under the Mary Carter provision, the Company was entitled to retain the full amount of such payment. This recovery of $206,103 (net of $121,044 of income taxes) is shown as an extraordinary item on the Company's statement of operations for the nine months ended July 31, 2000.

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

                          NOTES TO FINANCIAL STATEMENTS
                For the Nine Months Ended July 31, 2000 and 1999
                                   (Unaudited)

NOTE 2 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

A suit was filed in 1996 by the Louisiana Horsemen's Benevolent and Protective Association ("LHBPA"), an association of horsemen organized to promote the dissemination of information on issues critical to horsemen and the exchange of ideas and information, against the Company, the State of Louisiana, and all other pari-mutuel wagering facilities operating in Louisiana. The LHBPA is seeking a larger portion of video poker proceeds on the grounds that the State of Louisiana and the horse racing tracks in Louisiana have misinterpreted a Louisiana statute specifying the amount of revenues from video poker machines at pari-mutuel wagering facilities that are to be used as purse supplements. A motion for summary judgment seeking dismissal of this action was filed in April 1999 and is pending before the court. On August 8, 2000, the court denied a motion for summary judgment filed by another pari-mutuel wagering facility. In the process of denying that motion, the court indicated that it appeared that the pari-mutuel wagering facilities were improperly deducting tax payments in calculating the amount of revenues to be used in determining purse supplements. Notwithstanding such indication by the court, management believes that the Company is in compliance with the Louisiana statute and the guidelines established by the Louisiana State Police Gaming Division, which

                          NOTES TO FINANCIAL STATEMENTS
                For the Nine Months Ended July 31, 2000 and 1999
                                   (Unaudited)

NOTE 2 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

regulates compliance with the State of Louisiana video poker law, and that the Company has sufficient defenses to all claims. However, there is no assurance that the Company will successfully defend the LHBPA's claims. Because the amount in question could be substantial, the failure by the Company to prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows. Except as described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

NOTE 3 - ADVANCE

In January 2000, the Company received a non-interest bearing advance of $1,000,000 from Video Services, Inc., which was repaid in full in six equal monthly installments beginning in February 2000.

NOTE 4 - SUBSEQUENT EVENT

On August 29, 2000, the Company's Board of Directors adopted a resolution to amend the Company's Articles of Incorporation to provide for a reverse stock split that would have the effect of reducing the number of shareholders of record of the Company below 300 and enabling the Company to deregister its common shares under the Securities Exchange Act of 1934. The proposed amendment, which is subject to shareholder approval, calls for a reverse stock split in which each 200 common shares outstanding at the effective time of the amendment will be combined into one share but also provides for a reduction in the one for 200 ratio if that ratio results in the transaction being classified as a "business combination" under certain provisions of the Business Corporation Law of Louisiana. The proposed amendment also provides that no fractional shares will be issued in the reverse stock split and that $40.00 cash will be paid for each common share outstanding immediately prior to the effective time of the reverse stock split that is not combined into a whole share as a result of the reverse stock split. The Company anticipates that a special meeting of shareholders will be held in October or November 2000 to take action on the proposed amendment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2000 AND 1999

Revenues. During the fiscal quarters ended July 31, 2000 and 1999, the Company derived its pari-mutuel income from the operation of its tele-tracks for off-track wagering. During each such fiscal quarter, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management Corporation, an affiliated company ("Finish Line"), the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana. In late July 2000, the Company closed its Bourbon Street tele-track. However, the Company believes that this closure will not have a material adverse effect on the Company's operations based upon the lack of profitability of that tele-track in the past.

Comparative pari-mutuel wagering and attendance figures for the quarters ended July 31, 2000 and 1999 are as follows:

                                                 2000             1999
                                             ------------     ------------
Pari-mutuel wagering:
   Off-track handle                          $ 23,955,491     $ 25,835,364
                                             ------------     ------------

Total On-Track Attendance                         101,169          117,459
                                             ============     ============

The Company believes the $1,879,873, or 7.3%, decrease in handle and the 16,290, or 13.8%, decrease in attendance during the third quarter of fiscal 2000 are primarily due to the opening in May 2000 of a new tele-track facility owned by Finish Line in Kenner, Louisiana. The Kenner tele-track is located approximately eight miles from the Company's Metairie, Louisiana tele-track. The Company is planning to open a new tele-track in late 2000 in

Harahan, Louisiana and believes that the handle and attendance at that facility will partially or completely offset the decreases in handle and attendance attributable to the new Kenner tele-track.

The Company's total operating revenues in the third quarter of fiscal 2000 decreased $374,766, or 5.9%, from the comparable quarter in the prior year, including decreases of $369,838, or 7.1%, in commissions; $17,473, or 12.3%, in breakage; $30,214, or 41.4%, in admissions; and $64,581, or 20.3%, in programs and forms revenues. These decreases are primarily the result of the declines in handle and attendance at the Company's Metairie tele-track, as well as the closing of the Bourbon Street tele-track on July 23, 2000 and the termination of the practice of charging for admission at the Company's St. Bernard Parish tele-track.

These decreases were partially offset by increases in concessions revenue in the third quarter of the current fiscal year attributable to increased concessions sales in the grandstand building at the Fair Grounds Race Course during the 2000 Jazz and Heritage Festival. This increase in concession sales was due, in part, to a timing difference for revenues attributable to the Jazz and Heritage Festival, as discussed below, as well as an increase in the price of beverages at the 2000 Festival compared to the 1999 Festival.

Louisiana has recently enacted legislation that will permit the Company to accept telephone and Internet wagers. While the Company is optimistic about the long term benefits of such wagering, the Company has not yet installed systems to accept such wagering, and the Company does not anticipate generating revenue from such sources in the current fiscal year.

Racing Expenses. Total racing expenses for the quarter ended July 31, 2000 decreased $538,949, or 8%, from the comparable quarter in the prior fiscal year, including decreases of $104,920, or 5.4%, in purses; $164,708, or 9.5%, in salaries and benefits; and $56,979, or 6.9%, in host track fees. The decreases in mutuel expenses are primarily the result of the decreased mutuel handle described above. Salaries and benefits were higher in the comparable quarter in fiscal 1999 due to a settlement of overtime wages that was paid in that period. Depreciation expense in the third quarter of fiscal 2000 decreased from the comparable quarter in fiscal 1999 primarily as a result of many tele-track improvements becoming fully depreciated in the prior fiscal year.

Advertising and promotional expenses decreased by $312,639, or 83.6%, in the third quarter of fiscal 2000 as a result of the timing of payments of race related advertising expenses. In the current year, those advertising bills were paid in the second fiscal quarter while payments covering similar advertising expenses were made in the third quarter of fiscal 1999. There are no significant differences in year to date advertising expenses.

The decreases in the above-enumerated racing expenses were partially offset by increases in cost of concessions, repairs and maintenance, and rent. As previously reported, the Company is now paying rent for a new tele-track location in Harahan, Louisiana which is expected to open later in 2000.

General and Administrative Expenses. General and administrative expenses in the third quarter of fiscal 2000 increased by $462,220, or 32.3%, which includes an increase in salaries and benefits partially offset by a decrease in legal fees. The increase in salaries was primarily attributable to a timing difference, with bonuses being paid in the third quarter of fiscal 2000 while bonuses were paid in the first quarter of fiscal 1999. Legal fees decreased $212,727, or 59.2%, as a result in a decrease in fire and other litigation discussed elsewhere herein.

Other Income. Other income increased $903,790, or 389%, in the third quarter of fiscal 2000 primarily as a result of an increase of $889,128 in Jazz and Heritage Festival income. The increase in Jazz and Heritage Festival income was partially attributable to a timing difference, with four days of the 2000 Festival falling in the third quarter of the current fiscal year compared to two days of the 1999 Festival falling in the comparable period in fiscal 1999. The increase in other income was also attributable to an increase in beverage prices at the 2000 Festival.

Income Taxes. For the quarter ended July 31, 2000, the income tax benefit was $377,684, compared to $662,994 in the comparable quarter in fiscal 1999. The difference between periods reflects changes in pre-tax income between the respective periods.

Net Income (Loss). The Company reported a net loss of $643,082 for the quarter ended July 31, 2000, compared to a net loss of $963,525 for the quarter ended July 31, 1999.

COMPARISON OF THE NINE MONTHS ENDED JULY 31, 2000 AND 1999

Revenues. During the nine months ended July 31, 2000 and 1999, the Company derived its pari-mutuel income by conducting 88 live racing days during each nine month period and in the operation of its tele-tracks for off-track wagering. During each such period, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line, the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana. In late July 2000, the Company closed its Bourbon Street tele-track. However, the Company believes that this closure will not have a material adverse effect on the Company's operations based upon the lack of profitability of that tele-track in the past.

For the nine months ended July 31, 2000, the Company reported total in-state pari-mutuel wagering of $101,807,095, compared to $104,372,668, in the comparable period in fiscal 1999.

Comparative pari-mutuel wagering and attendance figures for the nine months ended July 31, 2000 and 1999 are as follows:

                                                 2000             1999
                                             ------------     ------------
Pari-mutuel wagering:
   On-track handle                           $ 26,136,189     $ 27,412,562
   Off-track handle                            75,670,906       76,960,106
                                             ------------     ------------
   Total in-state wagering                   $101,807,095     $104,372,668
                                             ============     ============

   Out-of-state simulcast handle             $366,467,601     $321,342,925
                                             ============     ============

Total On-Track Attendance                         412,081          453,925
                                             ============     ============

The Company believes that the $1,276,373, or 4.6%, decrease in on-track handle is primarily due to the increased competition locally from the land-based casino which opened in October 1999 and from other simulcast signals competing with the Company's signal.

The Company believes that the $1,289,200, or 1.7%, decrease in off-track handle is primarily due to the opening in May 2000 of a new tele-track facility by Finish Line in Kenner, Louisiana. The Kenner tele-track is located approximately eight miles from the Company's tele-track in Metairie, Louisiana. The Company is planning to open a new tele-track in late 2000 in Harahan, Louisiana and believes that the handle and attendance at that facility will partially or completely offset the decreases in handle and attendance attributable to the new Kenner tele-track. The Company believes that the $45,124,676, or 14%, increase in out-of-state handle is primarily due to the continued high quality of racing at the Fair Grounds Race Course. In addition, during the nine months ended July 31, 2000, the Company experienced significant handle increases from California, as the Company's races became one of the two featured simulcasts signals in that state starting in January 2000.

Primarily as a result of the out-of-state handle increase, the Company's total operating revenues in the nine months ended July 31, 2000 increased $400,764, or 1.1%, from the comparable period in the prior fiscal year, including an increase of $1,045,145, or 10.1%, in host track fees. In addition, net video poker revenues in the current fiscal year period increased by $25,916, or 2.0% from the comparable period in fiscal 1999. The increases in host track fees and net video poker revenue in the current fiscal year period were partially offset by decreases of $389,881, or 1.9%, in pari-mutuel commissions; $37,807, or 6.5%, in breakage; $31,238, or 1.5%, in concessions revenue; $73,761, or 11.4%, in admissions revenues; and $2,702, or 4.8%, in parking revenue. These decreases are mainly attributable to declines in on-track attendance and handle during the current fiscal year period as well as the termination of the practice of charging for admission at the Company's St. Bernard Parish tele-track.

Racing Expenses. Total racing expenses for the nine months ended July 31, 2000 increased $644,279, or 2.0%, over the comparable period in the prior fiscal year, primarily as a result of the increased out-of-state pari-mutuel activities. The increase in racing expenses was attributable to an increase of $360,569, or 2.8%, in purses, as well as increases in salaries and related taxes and benefits, contracts and services, utilities, and rent, partially offset by decreases in depreciation, advertising and promotions, programs, forms and other supplies, and miscellaneous expenses.

The increase in rent was due to the increased monthly rent at the Bourbon Street tele-track location until its closure in July 2000, as well as rent payments, beginning in February 2000, for a new tele-track location to be opened in Harahan, Louisiana. Depreciation decreased in the current fiscal year period due to many of the tele-track's leasehold improvements becoming fully depreciated in the prior fiscal year.

General and Administrative Expenses. General and administrative expenses decreased by $1,081,177, or 20%, in the current fiscal year period primarily as a result of decreases in legal, audit and director fees, insurance, and miscellaneous expenses. Legal, audit and director fees decreased in the current fiscal year period as a result of the conclusion prior to the period of most of the fire-related litigation. In the fiscal 1999 period, miscellaneous expenses included a guarantee fee of approximately $988,000 paid in connection with a guaranty of corporate indebtedness. No guaranty fee was paid in the current fiscal year period.

Other Income (Expense). Other income increased in the nine months ended July 31, 2000 by $689,378, or 51.2%, compared to the first nine months of fiscal 1999 primarily as a result of a $704,986 increase in Jazz and Heritage Festival income. The increase is attributable to an increase in the sales prices of beverages sold at the 2000 Festival.

Extraordinary Items. During the nine months ended July 31, 1999, the Company received settlement payments in connection with the fire-related litigation in the aggregate amount of $3,983,280. These proceeds were reported net of $1,593,312 of related taxes. In the comparable period in the current fiscal year, the Company received $327,147 in connection with the fire-related litigation, which is shown net of $121,044 of related taxes.

Income Taxes. For the nine months ended July 31, 2000, the income tax provision was $938,157, compared to $511,676 in the comparable period in fiscal 1999. The difference between periods reflects changes in pre-tax income between the respective periods.

Net Income. The Company reported net income of $1,803,506 for the nine months ended July 31, 2000 compared to net income of $2,886,812 for the nine months ended July 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents increased $302,297 during the nine months ended July 31, 2000 compared to an increase of $84,831 during the nine months ended July 31, 1999. The increase in cash and cash equivalents in fiscal 2000 was the result of cash provided by operating activities of $24,512, cash provided by investing activities of $18,183 and cash provided by financing activities of $259,602.

In November 1999, the Company entered into a working capital line of credit agreement with First Bank and Trust. The line of credit is for $2.5 million with a variable interest rate on amounts outstanding. No amounts were drawn or outstanding on the line of credit during the nine months ended July 31, 2000.

On August 29, 2000, the Company's Board of Directors adopted a resolution to amend the Company's Articles of Incorporation to provide for a reverse stock split that would have the effect of reducing the number of shareholders of record of the Company below 300 and enabling the Company to deregister its common shares under the Securities Exchange Act of 1934. The proposed amendment, which is subject to shareholder approval, calls for a reverse stock split in which each 200 common shares outstanding at the effective time of the amendment will be combined into one share but also provides for a reduction in the one for 200 ratio if that ratio results in the transaction being classified as a "business combination" under certain provisions of the Business Corporation Law of Louisiana. The proposed amendment also provides that no fractional shares will be issued in the reverse stock split and that $40.00 cash will be paid for each common share outstanding immediately prior to the effective time of the reverse stock split that is not combined into a whole share as a result of the reverse stock split. The Company anticipates that a special meeting of shareholders will be held in October or November 2000 to take action on the proposed amendment. The Company estimates that the total cost to the Company of the reverse stock split will be approximately $1,225,000.

The Company believes that the combination of existing cash, cash from future operations, funds available under its working capital line of credit, and the Company's capacity to incur short-term and long-term indebtedness, if necessary, will be sufficient to fund the Company's cash requirements for the foreseeable future, including payment of cash in lieu of fractional shares if the reverse stock split is effected. The Company has a deferred tax liability of approximately $9.65 million at July 31, 2000 arising from fire insurance and other litigation settlements that is to be paid over approximately 38 years. The Company currently anticipates payment of that liability with funds obtained through the sources outlined above.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

For a description of material developments since the beginning of the third quarter of fiscal 2000 in the Company's legal proceedings see Note 2, "Commitments and Contingencies," in the Notes to Financial Statements which are set forth in Part I of this Form 10-Q and incorporated herein by reference.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on May 11, 2000, the Company's shareholders elected directors and also ratified the Board of Directors' appointment of Rebowe & Company, Certified Public Accountants (A Professional Corporation), as independent accountants with 355,100 shares voted for ratification, no shares voted against and no abstentions. The voting with respect to the nominees for election as directors was as follows:

Nominee                                      Votes
                                    -----------------------
                                      For          Withheld
                                    -------        --------

William K. Caldwell, Jr             355,100            0

Richard Katcher                     355,100            0

Bryan G. Krantz                     355,100            0

Marie G. Krantz                     355,100            0

Ronald S. Maestri                   355,100            0

Charmaine R. Morel                  355,100            0

Langdon H. Stone                    355,100            0

Wayne E. Thomas                     355,100            0

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27        Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    FAIR GROUNDS CORPORATION
                                              ----------------------------------
                                                          (Registrant)

Date:  September 14, 2000                     By: /s/ Bryan G. Krantz
     ----------------------                      -------------------------------
                                                  President

Date:  September 14, 2000                     By: /s/ Gordon M. Robertson
     ----------------------                      -------------------------------
                                                  Chief Financial Officer