Form 10-K
period 2000-10-31
FAIR GROUNDS CORP
filed 2001-01-29
CIK 34236

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended October 31, 2000         Commission file number 0-7607
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

Registrant's telephone number including area code               504/944-5515
                                                     ---------------------------

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

                      Yes [X]                       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,594,800 computed by reference to the price at which the equity sold on December 20, 2000.

The number of shares outstanding of the issuer's single class of common stock was 2,194 as of January 25, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

Item                                                                                                          Page
----                                                                                                          ----

ITEM 1.           BUSINESS...................................................................................    1

ITEM 2.           PROPERTIES.................................................................................    8

ITEM 3.           LEGAL PROCEEDINGS..........................................................................    9

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................   10

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................   11

ITEM 6.           SELECTED FINANCIAL DATA....................................................................   12

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS.........   13

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................   19

ITEM 8.           FINANCIAL STATEMENTS.......................................................................   19

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......   41

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................   42

ITEM 11.          EXECUTIVE COMPENSATION.....................................................................   43

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................   44

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................   45

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON  FORM 8-K...........................   48

SIGNATURES        ...........................................................................................   51


                                     PART I

ITEM 1.  BUSINESS

GENERAL OVERVIEW OF BUSINESS

Fair Grounds Corporation (the "Company"), which was incorporated in 1941, is the owner of the Fair Grounds Race Course in New Orleans, Louisiana, at which thoroughbred horse racing, off-track betting and video poker gaming are conducted. The Fair Grounds Race Course currently is in its 129th racing season, making it the third oldest thoroughbred racing track in the United States. In addition to its live racing operations, the Company operates four off-track betting facilities, referred to herein as tele-tracks, at locations in St. Bernard, Jefferson, St. John and LaFourche Parishes, Louisiana, as well as a tele-track facility located at the Fair Grounds Race Course. The Company is planning to open a new tele-track in Jefferson Parish during the second quarter of fiscal 2001. Through Finish Line Management Corporation ("Finish Line"), an affiliate, the Company operates five tele-track facilities in Terrebonne, St. Tammany and Jefferson Parishes, Louisiana. At each location, the Company makes available pari-mutuel wagering and food and beverage services to the public and receives revenues from such services. Video poker wagering is conducted at all locations other than the two facilities located in St. Tammany Parish. The Company conducts its annual live racing meet and operates its tele-tracks for off-track betting pursuant to the rules and under the authority of the Louisiana State Racing Commission (the "Racing Commission"), a statutory body, the members of which are appointed by the Governor of Louisiana. The Company's live races are simulcasted to its tele-tracks and to other facilities located both inside and outside Louisiana.

The Company's fiscal year ends on October 31; accordingly, unless otherwise indicated, references herein to a year mean the fiscal year which ended in the calendar year to which reference is made. For example, references to "fiscal 2000" means the fiscal year ended October 31, 2000. On December 15, 2000, the Company effected a 1 for 200 reverse stock split. All share and per share data have been adjusted to reflect the reverse stock split for all periods reported. Fractional shares resulting from the reverse stock split are not reflected as being cashed out until after December 15, 2000.

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

The Company's live racing meet for the fiscal year ended October 31, 2000 was conducted over 88 racing days. Total paid attendance at the Fair Grounds Race Course during the live racing meet was 162,090 in fiscal 2000 compared to 177,693 in fiscal 1999 and 189,439 in fiscal 1998. The total on-track handle, which is the amount of money handled during the live racing meet through the Company's mutuel machines at the Fair Grounds Race Course, was $26,136,189 in fiscal 2000, $27,412,562 in fiscal 1999 and $25,789,351 in fiscal 1998. See
"Sources of Revenue."

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

For the fiscal year ending October 31, 2001, the Racing Commission granted the Company a license to conduct its live racing meet during the period from November 23, 2000 through March 26, 2001, a total of 88 racing days, with live racing being conducted generally five days a week (Thursday through Monday) and with ten to eleven races during each racing day.

Simulcasting of Live Races. In addition to conducting live horse racing during the live racing meet, the Company simulcasts its live races to, and allows wagering to be accepted at, the tele-tracks which it operates in St. Bernard, St. John, Jefferson and LaFourche Parishes, Louisiana, the tele-tracks which are licensed to the Company and operated by Finish Line, and tele-tracks operated by the other horse racing tracks in Louisiana. The Company also simulcasts live races to certain other wagering facilities located outside of Louisiana. The Company has continued to experience significant increases in the demand for the Company's races from out-of-state markets. Total handle from such out-of-state markets during the fiscal 2000 racing season was approximately $366 million, a 14% increase over the previous racing season. The Company earns a net commission (after payment of purses) of approximately 1.5% of the out-of-state handle.

Off-Track Betting

Ownership and Operation of Tele-Track Facilities. Louisiana authorizes off-track wagering and regulates the licensure by the Racing Commission of tele-tracks, the ownership of such facilities, the commissions which can be earned on wagers and other related matters. In 1988 each horse racing track then operating in Louisiana was granted a license to operate tele-tracks at its racetrack and also within a 55-mile radius of its racetrack, provided that the voters of the parish where the tele-track was to be located approved the establishment of such a facility. When two pari-mutuel racetracks are located within the same 55-mile radius, any tele-tracks opened in such areas are to be jointly owned unless one of the eligible racetracks does not wish to participate. The Company and Jefferson Downs Corporation ("Jefferson Downs"), which is an affiliate of the Company and which through 1992 conducted live racing at a facility located approximately 12 miles west of the Fair Grounds Race Course, are parties to an agreement, entered into in 1992 when Jefferson Downs ceased its live racing, pursuant to which the Company, through Finish Line, operates the tele-tracks formerly operated by Jefferson Downs. Total paid attendance at the Company's tele-tracks (excluding the former Jefferson Downs tele-tracks) during the fiscal year ended October 31, 2000 was 332,919 compared to 379,910 during fiscal 1999 and 391,271 during fiscal 1998, and the total off-track handle at such facilities during the 2000 fiscal year was $96,204,844 compared to $98,852,338 in fiscal 1999 and $93,921,423 in fiscal 1998. See

"Sources of Revenue" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Breakage and Uncashed Mutuel Tickets. Race tracks and tele-tracks are allowed to retain breakage, which is the residual amount remaining in the betting pool after winnings are paid out to the nearest dime; however, one-half of such revenue must be paid out as purses. During fiscal 2000, the Company's revenue from breakage was $642,167 compared to $698,018 in fiscal 1999 and $518,822 in fiscal 1998. Race tracks are also allowed to retain the proceeds from uncashed winning pari-mutuel tickets, up to $250,000 for each live or simulcasted meet, with the excess to be remitted to the State of Louisiana. During the fiscal year ended October 31, 2000, the Company retained approximately $497,249 in proceeds of such uncashed mutuel tickets as compared to approximately $540,124 in fiscal 1999 and $476,740 in fiscal 1998.

Telephone and Internet Wagering

Louisiana has recently enacted legislation that will permit the Company to accept telephone and Internet wagers. The Company has recently begun to accept telephone wagers and anticipates installing systems to accept Internet wagering during fiscal 2001. The Company is optimistic about the long term benefits of telephone and Internet wagering.

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

The Company, Jefferson Downs and Finish Line entered into an agreement in February 1992 with Video Services, Inc. ("VSI"), whereby VSI was granted the exclusive right and license by the Company to install, maintain and operate video draw poker devices at the Fair Grounds Race Course and Jefferson Downs Race Course and at the tele-tracks operated by the Company, Jefferson Downs and Finish Line. Such agreement was for an initial term of five years, with an option by VSI to extend the term for an additional five years, which option was exercised. Pursuant to such agreement, the Company receives a percentage of the revenues from the operation of the devices installed at the Company's facilities, such percentage being calculated on the basis of the average amount collected daily from each device during each month, after the payment of prizes, taxes and fees. See "Sources of Revenue." The devices installed by VSI pursuant to such agreement remain the property of VSI. As of October 31, 2000, there were a total of 335 devices in operation at the Company's facilities (not including tele-tracks operated by Finish Line). In addition, there were a total of 335 devices at the tele-tracks operated by Finish Line as of October 31, 2000. The Company receives purse supplements from the tele-tracks operated by Finish Line, which includes the tele-tracks formerly owned by Jefferson Downs.

The agreement also provides for the Company and Finish Line to share in an annual promotional fee of $270,000 paid by VSI. During fiscal 2000, by agreement between the Company and Finish Line, the total amount of such promotional fee was retained by the Company. Of such amount, $135,000 was set aside for purse supplements to be paid during the Company's 2000-2001 racing meet.

SOURCES OF REVENUE

Income from Wagering

The principal component of the Company's revenue is generated from pari-mutuel wagering, both on-track and off-track. In pari-mutuel wagering on horses, those who wager on the first, second and third place horses share the total stakes, or pool, less a percentage retained by the Company. The term "pool" means the total amount wagered to win (first place), to place (second place), or to show (third place) on every horse in a given race, or exacta, quinella and trifecta wagers on certain combinations of horses. Under the pari-mutuel system, bettors wager against each other and not against the racing facility, which has no interest in which horse wins or loses. Racing facilities are authorized under Louisiana law to retain a stated percentage of the total money handled through the mutuel machines located at such racing facilities and their tele-tracks on each racing day. Mutuel commissions range from 17% to 25% of money handled depending upon the type of wager. For the fiscal year ended October 31, 2000, the Company received pari-mutuel commissions and related income of $25.8 million compared to $26.5 million for fiscal 1999 and $24.7 million for fiscal 1998. Total commission income (less pari-mutuel taxes) was $22.7 million for fiscal 2000, $23.2 for fiscal 1999 and $21.6 million for fiscal 1998.

The Company also receives, during its live racing meet, a percentage of the handle from all tele-tracks and racing facilities to which its races are simulcasted, paid in the form of host track fees as compensation for the simulcasting of its races to such facilities. The Company also pays host track fees to other racing facilities for the simulcasting of races to the Company's tele-tracks. For the fiscal year ended October 31, 2000, the Company received host track fees of $11.4 million and paid host track fees of $3.1 million. During fiscal 1999 the Company received host track fees of $10.3 million and paid host track fees of $3.2 million, and during fiscal 1998 the Company received host track fees of $7.1 million and paid host track fees of $2.8 million.

Income from Video Poker Operations

For the fiscal year ended October 31, 2000, revenue from video poker operations was $2.9 million compared to $3.0 million in fiscal 1999 and $2.9 million in fiscal 1998. As previously described, there were a total of 335 devices in operation at the Company's facilities (not including the tele-tracks operated by Finish Line) as of October 31, 2000.

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

For two weekends each year, after the Company's live racing meet has concluded, the infield of the Fair Grounds Race Course is used by a non-profit organization in New Orleans to host a Jazz and Heritage Festival. As compensation for the use of its facilities, the Company receives all revenues from certain beverage concessions during the Jazz and Heritage Festival. The Company and the sponsor of the Jazz and Heritage Festival are parties to an agreement for the use of the Company's facilities through the year 2001. Revenues from the 2000 Festival were $1.8 million, compared to $1.2 million from the 1999 Festival and $1.4 million from the 1998 Festival.

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

COMPETITION

The Company faces competition from other companies in the gaming industry, including those which offer pari-mutuel wagering. Activities which compete or which have the potential for competing with the Company's racing facility, tele-tracks and video poker operations include other horse racing tracks and tele-tracks, riverboat and dockside gambling, casinos operated on Indian reservations, a land-based casino in New Orleans, state-sponsored lotteries and video poker in restaurants, bars, hotels and truck stops. All such activities are present in the State of Louisiana, the Mississippi Gulf Coast area or elsewhere in the State of Mississippi.

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

The Louisiana Riverboat Economic Development and Gaming Control Act, which became effective in July 1991, approved the conduct of riverboat gaming activities on 12 separate waterways in Louisiana. The legislation authorizes the issuance of up to 15 licenses to operate riverboat casinos within the State, with no more than six in any one Parish. As of January 1, 2001, 14 licenses had been granted and there were 13 licensed riverboats in operation in Louisiana, 3 of which were operating in the New Orleans area.

In 1992, the Louisiana legislature approved a single land-based casino to be developed in downtown New Orleans. Such legislation provided that the casino is to be the only such authorized casino in the State of Louisiana. The City of New Orleans awarded contracts for the development and operation of such casino project, and in May 1995 temporary gambling operations commenced and construction on the permanent casino facility was begun. The temporary gambling operations and construction were halted in the Fall of 1995 when the developer of the casino filed for bankruptcy. Construction of the land-based casino was started again in 1998 and the land-based casino opened in late October 1999 under the name "Harrah's New Orleans." In January 2001, the owner and operator of Harrah's New Orleans filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

Video Poker Operations. As described herein, pari-mutuel facilities may have an unlimited number of video poker devices at such facilities. Any person who has been granted a license to sell alcoholic beverages for consumption on the premises may be granted a license for the placement of devices on such premises; however, with the exception of pari-mutuel facilities and truck stop facilities, a licensee may not have more than three such devices. Truck stop facilities may have no more than 50 devices. Devices which are placed in restaurants are to be operated only in designated areas which are separate from the dining areas of such restaurants. The Company believes that there are numerous establishments throughout the New Orleans area at which video poker devices are located; however, the Company does not believe that the placement of such devices at such other establishments has had a material adverse effect on the revenue which has been generated from the operation of such devices at the Company's racetrack and tele-tracks.

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

The Company's video poker operations are subject to regulation under the Video Draw Poker Devices Control Law by the gaming enforcement division of the Louisiana State Police. Such legislation describes the specifications which must be met before devices can be utilized in Louisiana, and also sets forth certain licensing, accounting and reporting requirements.

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

The Company leases the facilities for its off-track tele-tracks under lease agreements which contain various terms, except for the new location for the LaPlace, Louisiana tele-track which is owned by the Company. The tele-tracks formerly licensed to Jefferson Downs and now licensed to the Company are also leased; however, as described herein, Finish Line has agreed to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company.

The Company has an agreement with Autotote Limited ("Autotote") pursuant to which Autotote provides the Company with wagering services, including totalisator, computer and related services. The Company pays Autotote a percentage of the total pari-mutuel handle and also pays Autotote certain equipment and contingent rental fees in connection with leasing certain equipment from Autotote.

See Note 7 of Notes to the Financial Statements included elsewhere herein for a description of the Company's lease obligations.

ITEM 3.  LEGAL PROCEEDINGS

The following is a brief description of the litigation that is pending or was terminated during the fourth quarter of fiscal 2000:

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

EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with Instruction 3 to Item 401(b) of Regulation S-K, the following information is submitted concerning the executive officers of the Company:

BRYAN G. KRANTZ, age 40, is President, General Manager and a director of the Company and has served in those capacities since 1990. Mr. Krantz is also President of Finish Line Management Corporation, which operates certain off-track betting facilities in Louisiana.

MARIE G. KRANTZ, age 65, is Chairman of the Board of Directors and Treasurer of the Company and has served in those capacities since 1990. Ms. Krantz is also Secretary/Treasurer of Finish Line Management Corporation.

MERVIN MUNIZ, JR., age 58, is Director of Racing and Racing Secretary and has served in those capacities since prior to 1990.

GORDON M. ROBERTSON, age 60, is Chief Financial Officer of the Company and has served in those capacities since 1990.

DAVID R. SHERMAN, age 48, is Secretary of the Company and has served in that capacity since 2000.

No family relationships exist between or among any nominee, director or executive officer of the Company, except that Bryan G. Krantz is the son of Marie G. Krantz. The officers of the Company are elected annually by the Board of Directors of the Company at the first meeting of the Board held after the annual meeting of shareholders.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common shares are traded in the over-the-counter market and are quoted in the "pink sheets" promulgated by the National Quotation Bureau, Inc. and are qualified for listing on the OTC Bulletin Board under the symbol "FGRD". Trading in the Company's common shares has been sporadic and relatively inactive for many years.

The following chart sets forth the range of the high and low bid quotations for the common shares of the Company for each period indicated. The following bid quotations have been adjusted to give effect to the 1 for 200 reverse stock split that was effected on December 15, 2000. The quotations represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments and may not represent actual transactions. The information presented was obtained from Dorsey & Company, a broker-dealer located in New Orleans, Louisiana.


FISCAL                            1999              1999                2000              2000
QUARTER ENDED                     LOW BID           HIGH BID            LOW BID           HIGH BID
-------------                     -------           ---------            -------          ---------
 January 31                       $4,500.00         $5,000.00           $6,400.00         $6,900.00
 April 30                         $4,850.00         $5,400.00           $6,050.00         $6,400.00
 July 31                          $5,500.00         $6,226.00           $6,100.00         $7,400.00
 October 31                       $6,100.00         $7,000.00           $6,476.00         $8,800.00

As of January 25, 2001, there were approximately 73 shareholders of record of the 2,194 issued and outstanding common shares of the Company.

On April 30, 1999, the Company paid a special cash dividend of $200 per share to shareholders of record at the close of business on April 15, 1999. There were no cash dividends declared or paid during fiscal 2000. The Company presently has no plans to declare any additional cash dividends.

The Company is not subject to any restrictions (other than non-contractual business considerations) affecting its present or future ability to pay dividends with respect to its common shares.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

                            FAIR GROUNDS CORPORATION
                             SELECTED FINANCIAL DATA

                                                                   For the Five Years Ended October 31,
                                           ------------------------------------------------------------------------------------

                                               2000              1999              1998              1997              1996
                                           ------------      ------------      ------------      ------------      ------------
OPERATING REVENUES                         $ 41,747,390      $ 41,794,601      $ 36,785,091      $ 30,980,259      $ 27,496,500

OPERATING EXPENSES                           43,952,235        43,537,452        39,209,437        32,201,167        29,809,843
                                           ------------      ------------      ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS              (2,204,845)       (1,742,851)       (2,424,346)       (1,220,908)       (2,313,343)

INTEREST EXPENSE                                 21,539            19,783            19,752           266,435           791,566

OTHER INCOME                                  1,924,704           399,015         1,483,027         3,013,320         4,279,503
                                           ------------      ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES, AND
  EXTRAORDINARY ITEM                           (301,680)       (1,343,836)         (961,071)        1,525,977         1,174,594

PROVISION (BENEFIT) FOR INCOME TAXES             (1,511)         (236,256)         (645,355)          775,288           294,896

EXTRAORDINARY ITEM - GAIN
  FROM FIRE (net of taxes)                      395,002         2,517,713         6,272,628         9,022,525                --
                                           ------------      ------------      ------------      ------------      ------------

NET INCOME                                 $     94,833      $  1,410,133      $  5,956,912      $  9,773,214      $    879,698
                                           ============      ============      ============      ============      ============

COMMON SHARES OUTSTANDING                       2,342.9           2,342.9           2,342.9           2,342.9           2,342.9
                                           ============      ============      ============      ============      ============

LOSS FROM CONTINUING OPERATIONS
  PER COMMON SHARE                         $    (942.00)     $    (744.00)     $  (1,034.00)     $    (522.00)     $    (988.00)
                                           ============      ============      ============      ============      ============

NET INCOME PER COMMON SHARE                $      40.00      $     602.00      $   2,542.00      $   4,160.00      $     374.00
                                           ============      ============      ============      ============      ============

SPECIAL CASH DIVIDENDS PAID PER SHARE      $         --      $     200.00      $         --      $         --      $         --
                                           ============      ============      ============      ============      ============

TOTAL ASSETS                               $ 49,022,206      $ 48,951,539      $ 49,144,377      $ 48,089,820      $ 34,791,597
                                           ============      ============      ============      ============      ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

RESULTS OF OPERATIONS

Fiscal 2000 Compared to Fiscal 1999

Revenues. During the fiscal years ended October 31, 2000 and 1999, the Company derived its pari-mutuel income by conducting live racing meets of 88 days during each fiscal year and in the operation of its tele-tracks for off-track wagering. During each such fiscal year, in addition to live racing conducted at the Fair Grounds Race Course in New Orleans, the Company operated tele-tracks in New Orleans at the Fair Grounds Race Course and on Bourbon Street, and at locations in Jefferson, Lafourche, St. Bernard and St. John Parishes, Louisiana. Through Finish Line Management Corporation, an affiliated company, the Company operated tele-track facilities in Terrebonne, St. Tammany, and Jefferson Parishes, Louisiana. In late July 2000, the Company closed its Bourbon Street tele-track. However, the Company believes that this closure will not have a material adverse effect on the Company's operations based upon the lack of profitability of that tele-track in the past.

For the fiscal year ended October 31, 2000, the Company reported total in-state pari-mutuel wagering of $122,341,033 compared to $126,264,900 in fiscal 1999.

Comparative pari-mutuel wagering and attendance figures for the fiscal years ended October 31, 2000 and 1999 are as follows:

                                                                   2000                      1999
                                                              --------------            --------------
Pari-mutuel wagering:
   On-track handle                                            $   26,136,189            $   27,412,562
   Off-track handle                                               96,204,844                98,852,338
                                                              --------------            --------------
   Total in-state wagering                                    $  122,341,033            $  126,264,900
                                                              ==============            ==============

   Out-of-state simulcast handle                              $  366,467,601            $  321,342,925
                                                              ==============            ==============

Attendance:
   On-track                                                          162,090                   170,684
   Off-track                                                         332,919                   379,910
                                                              --------------            --------------
   Total Attendance                                                  495,009                   550,594
                                                              ==============            ==============

The Company believes that the $1,276,373, or 4.6%, decrease in on-track handle is primarily due to the increased competition locally from the land-based casino which opened in October 1999 and from other simulcast signals competing with the Company's signal.

The Company believes that the $2,647,494, or 2.68%, decrease in off-track handle is partially due to the relocation in May 2000 of Finish Line Management Corporation's Kenner, Louisiana tele-track facility to a new location that is approximately 10 miles from the Company's tele-track in Metairie, Louisiana. The Company is planning to open a new tele-track in 2001 in eastern part of Jefferson Parish, Louisiana and believes that the handle and attendance at that facility will partially or completely offset the decreases in handle and attendance attributable to the relocated Kenner tele-track location. The Company's lease for its La Place tele-track in St. John the Baptist Parish terminated in January 2001 and the Company is currently operating its La Place tele-track in temporary facilities on property purchased by the Company in La Place while its new tele-track is constructed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company also believes that the decline in the off-track handle is partially attributable to the closure of the Bourbon Street tele-track in July 2000. As previously reported, the tele-track had a poor operating performance for several years prior to the date of its closure.

The Company believes that the $45,124,676, or 14%, increase in out-of-state handle is primarily due to the continued high quality of racing at the Fair Grounds Race Course. In addition, during the year ended October 31, 2000, the Company experienced significant handle increases from California, as the Company's races became one of the two featured simulcasts signals in that state starting in January 2000.

The Company's total operating revenues for the year ended October 31, 2000 decreased $47,211, or .1%, from the prior fiscal year. The net decrease included decreases of $637,376, or 2.5%, in pari-mutuel commissions; $55,851, or 8%, in breakage; $49,676, or 2.2%, in concessions revenue; $89,521 or 12.8%, in admissions revenue; $68,836, or 2.3%, in video poker revenue; $42,875, or 7.9%, in uncashed mutual ticket revenue; and $103,720, or 7.1%, in programs and forms revenue. These decreases were almost entirely offset by the increase of $1,062,640, or 10.3%, in the Company's out-of-state handle as discussed above.

Racing Expenses. Total racing expenses for the year ended October 31, 2000 increased $1,047,387, or 2.8%, over the prior fiscal year, primarily as a result of the increased out-of-state pari-mutuel activities. The increase in racing expenses was attributable to an increase of $179,160, or 1.1%, in purses, as well as increases in salaries and related taxes and benefits, contracts and services, utilities, advertising and promotion, cost of sales - concessions, repairs and maintenance and rent, partially offset by decreases in depreciation, host track fees; and miscellaneous expenses.

The increase in rent was due to the increased monthly rent at the Bourbon Street tele-track location until its closure in July 2000, as well as rent payments, beginning in February 2000, for a new tele-track location to be opened in the eastern part of Jefferson Parish, Louisiana. Depreciation decreased in fiscal 2000 due to many of the leasehold improvements at the Company's tele-tracks becoming fully depreciated in the prior fiscal year. Contracts and services increased due to the Company's totalisator vendor's fees increasing in proportion to the increased out-of-state handle.

General and Administrative Expenses. General and administrative expenses decreased by $632,604, or 10%, in fiscal 2000 primarily as a result of decreases in legal, audit and director fees, insurance, and office expenses, partially offset by increases in salaries and related benefits and miscellaneous expenses. Legal, audit and director fees decreased in fiscal 2000 as a result of the conclusion, prior to fiscal 2000, of most of the fire-related and certain other litigation.

Other Income (Expense). Other income increased in fiscal 2000 by $1,504,150, or 377%, compared to fiscal 1999 in part as a result of a $502,519, or 40%, increase in Jazz and Heritage Festival income which was attributable to an increase in the sales prices of beverages sold at the 2000 Festival. Additionally, in fiscal 1999, a financing charge of $988,789 was incurred and paid in connection with a guarantee of corporate indebtedness; no such guarantee fee was paid in fiscal 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Extraordinary Items. During the year ended October 31, 1999, the Company received settlement payments in connection with the fire-related litigation in the aggregate amount of $3,996,370. These proceeds were reflected in the Company's financial statements net of $1,478,657 of related taxes. In the fiscal 2000, the Company received $493,752 in connection with the fire-related litigation, which is reflected in the Company's financial statements net of $98,750 of related taxes.

Income Taxes. For the year ended October 31, 2000, the income tax benefit was $1,511 compared to $236,256 in fiscal 1999. The difference between fiscal years reflects changes in pretax income between the respective fiscal years.

Net Income. The Company reported net income of $94,833 for the year ended October 31, 2000 compared to net income of $1,410,133 for the year ended October 31, 1999.

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

With the increase in total handle, the Company's operating revenues in the fiscal year ended October 31, 1999 increased by $5,009,510, or 13.6%, from the prior fiscal year. This included increases of $1,539,409, or 6.5%, in pari-mutuel commissions, $179,196, or 34.5%, in breakage, $63,384, or 13.3% in uncashed mutuel tickets, $77,285, or 3.5%, in concessions, $3,210,979, or 45.2%, in host track fees, $80,674, or 2.8%, in video poker revenues, $11,516, or 25.5%, in parking revenues, and $211,722, or 34.6%, in miscellaneous revenues. Miscellaneous revenue included approximately $150,000 of promotional fee revenues paid by third parties which advertise in the Company's racing program plus $135,000 of promotional fees paid to the Company by its video poker operator. Also included in miscellaneous revenues is group sales and special events revenues held at the Company's facilities which have continued to increase since the building of its new grandstand and clubhouse facilities. These increases were partially offset by a $55,442, or a 7.4%, decrease in admissions revenues, a $143,557, or 9%, decrease in programs and forms revenue and a $165,656 or 5.2% increase in pari-mutuel tax expense. Admissions are no longer collected at the Company's teletrack in Lafourche Parish. Programs and forms revenues have decreased as a result of a continued decline in racing form sales. Management believes racing form sales are being replaced by the sales of less expensive racing programs. In addition, some information found in these racing publications can now be obtained by the public over the internet, thus reducing the demand for program and form sales.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents increased $1,389,279 during the fiscal year ended October 31, 2000, as a result of cash provided by operating activities of $1,400,594 and cash provided by financing activities of $80,412, partially offset by cash used for investing of $91,727. The cash used for investing included barn improvements and equipment purchases made during the fiscal year.

As of October 31, 2000, the Company had received cumulatively, since the December 1993 fire, approximately $48.3 million, before taxes, of insurance proceeds resulting from fire loss claims submitted to the Company's insurance carriers or in litigation settlements. The Company's new main grandstand and racing facility was substantially completed in November 1997 and was opened for the start of the Company's 1997-98 live racing meet. The total cost of constructing and furnishing the facility, including the tele-track facility at the Fair Grounds Race Course that was completed in late 1994, was in excess of $35 million.

In November 1999, the Company entered into a working capital line of credit agreement with First Bank and Trust for an initial term of one year. The term of the loan agreement has been extended to November 22, 2001. The line of credit is for $2.5 million with interest on amounts outstanding at Citibank N.A.'s prime rate less 0.5% per annum or LIBOR plus 2% from time to time in effect, as selected by the Company. No amounts have been drawn down on the line of credit since it was entered into in November 1999.

On April 30, 1999, the Company paid a special cash dividend of $200.00 per share to shareholders of record at the close of business on April 15, 1999. The Company presently has no plans to declare any additional cash dividends.

The Company believes that the combination of existing cash, cash from future operations, funds available under its working capital line of credit, and the Company's capacity to incur short-term and long-term indebtedness, if necessary, will be sufficient to fund the Company's cash requirements for the foreseeable future, including payment of cash in lieu of fractional shares in connection with the reverse stock split and construction of the Company's new tele-track facilities. The Company has a deferred tax liability of approximately $9.28 million at October 31, 2000 arising from reinvestment of fire insurance and other litigation settlements into its new facilities within the allowable replacement period. That deferred tax liability is to be paid over approximately 36 years which is the remaining useful life of the new facilities for tax purposes. The Company currently anticipates payment of that liability with funds obtained through the sources outlined above. See Note 5, "Commitments and Contingencies" in the Notes to Financial Statements for the Years Ended October 31, 2000, 1999 and 1998 included elsewhere herein.

Impact of Inflation

To date, inflation has not had a material effect in the Company's operations.

FORWARD-LOOKING STATEMENTS

The statements in this Annual Report that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding the source of funds for payment of its deferred tax liability, the long term benefits of telephone and Internet wagering, the Company's net income in fiscal 2000, and the adequacy of its cash, cash equivalents and borrowings available under its new working capital line of credit to fund the Company's future cash requirements. Words such as "anticipates," "believes," "expects," "intends," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to, the following: changing economic, market and business conditions, the ability of the Company to compete effectively for top horses and trainers necessary to field high-quality horse racing; the ability of the Company to grow its share of the interstate simulcast market; a substantial change in allocation of live racing days; the impact of competition from alternative gaming (including casinos and lotteries) and other sports and entertainment options in those markets in which the Company operates; and the Company's success in attracting new patrons and generating additional revenue for purses.

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

ITEM 8.   FINANCIAL STATEMENTS

The following financial statements of the Company, including the notes thereto, and the Report of Independent Certified Public Accountants are included herewith:

Report of Independent Certified Public Accountants

Balance Sheets at October 31, 2000 and 1999

Statements of Operations for the Three Years Ended October 31, 2000

Statements of Changes in Stockholders' Equity for the Three Years Ended October 31, 2000

Statements of Cash Flows for the Three Years Ended October 31, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
and Stockholders of the
Fair Grounds Corporation


We have audited the accompanying balance sheets of the FAIR GROUNDS CORPORATION (the "Company") as of October 31, 2000 and 1999, and the related statements of operations, of changes in stockholders' equity, and of cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years ended October 31, 2000 in conformity with generally accepted accounting principles.

/s/ Rebowe & Company

Metairie, Louisiana
JANUARY 5, 2001

                            FAIR GROUNDS CORPORATION
                                 BALANCE SHEETS

                                                                       October 31,
                                                           ----------------------------------
ASSETS                                                          2000                1999
                                                           --------------      --------------

CURRENT ASSETS
   Cash and cash equivalents                               $    9,878,087      $    8,488,808
   Cash and cash equivalents - restricted                         131,068             125,665
   Accounts receivable                                            140,570             291,083
   Accounts receivable - related parties                          674,927             788,139
   Mutuel settlements                                                  --             181,630
   Inventory                                                      146,157             125,156
   Deferred income taxes                                          103,600             103,600
   Prepaid expenses                                               622,431             468,165
                                                           --------------      --------------

        Total Current Assets                                   11,696,840          10,572,246
                                                           --------------      --------------

OTHER ASSETS                                                       87,581              53,768
                                                           --------------      --------------

PROPERTY, PLANT AND EQUIPMENT
   Buildings and improvements                                  44,454,012          44,177,698
   Land improvements                                            4,463,899           4,463,899
   Automotive equipment                                         1,009,705             963,243
   Machinery and equipment                                      2,940,351           2,696,449
   Furniture and fixtures                                         425,202             405,352
                                                           --------------      --------------

        Total                                                  53,293,169          52,706,641

   Less: accumulated depreciation and amortization            (19,341,665)        (17,667,397)
                                                           --------------      --------------

   Depreciable property - net                                  33,951,504          35,039,244
   Land                                                         3,286,281           3,286,281
                                                           --------------      --------------

        Property, plant and equipment - net                    37,237,785          38,325,525
                                                           --------------      --------------

        TOTAL ASSETS                                       $   49,022,206      $   48,951,539
                                                           ==============      ==============


                            FAIR GROUNDS CORPORATION
                           BALANCE SHEETS (CONTINUED)

                                                                                     October 31,
                                                                        -------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                         2000                   1999
                                                                        --------------         --------------

CURRENT LIABILITIES
   Notes payable                                                        $      190,025         $      109,613
   Accounts payable                                                          1,139,823                849,288
   Accrued liabilities:
     Deferred purses                                                         7,926,101              8,104,835
     Host track fees                                                           411,540                432,721
     Uncashed mutual tickets                                                   469,001                391,790
     Other                                                                     561,482                543,183
   Deferred revenues                                                           293,931                282,970
   Mutual settlements                                                           70,480                     --
   Income taxes payable                                                          5,082                  4,932
                                                                        --------------         --------------

        Total Current Liabilities                                           11,067,465             10,719,332
                                                                        --------------         --------------

DEFERRED INCOME TAXES                                                        9,280,520              9,652,819
                                                                        --------------         --------------

        Total Liabilities                                                   20,347,985             20,372,151
                                                                        --------------         --------------

COMMITMENTS AND CONTINGENCIES                                                       --                     --
                                                                        --------------         --------------

STOCKHOLDERS' EQUITY
   Capital stock - no par value; authorized 3,000 shares,
     2,349.7 shares issued and 2,342.9 shares outstanding                    1,525,092              1,525,092
   Additional paid-in capital                                                1,936,702              1,936,702
   Retained earnings                                                        25,247,952             25,153,119
                                                                        --------------         --------------

        Total                                                               28,709,746             28,614,913

   Less: treasury stock at cost, 6.8 shares                                    (35,525)               (35,525)
                                                                        --------------         --------------

        Total Stockholders' Equity                                          28,674,221             28,579,388
                                                                        --------------         --------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   49,022,206         $   48,951,539
                                                                        ==============         ==============

See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                   For the Years Ended October 31,
                                                   ----------------------------------------------------------------

                                                        2000                     1999                    1998
                                                   ---------------         ---------------         ----------------
REVENUES
   Pari-mutuel commissions                         $    24,653,375         $    25,290,751         $     23,751,342
   Breakage                                                642,167                 698,018                  518,822
   Uncashed mutuel tickets                                 497,249                 540,124                  476,740
                                                   ---------------         ---------------         ----------------
        Total                                           25,792,791              26,528,893               24,746,904

   Less: pari-mutuel tax                                (3,138,152)             (3,330,231)              (3,164,575)
                                                   ---------------         ---------------         ----------------

   Commission income                                    22,654,639              23,198,662               21,582,329
   Host track fees                                      11,092,043              10,005,413                6,802,990
   Host track fees - related parties                       281,601                 305,591                  297,035
                                                   ---------------         ---------------         ----------------

        Total Mutuel Income                             34,028,283              33,509,666               28,682,354

   Concessions                                           2,222,397               2,272,073                2,194,788
   Admissions (net of taxes)                               608,106                 697,627                  753,069
   Parking                                                  53,904                  56,606                   45,090
   Video poker                                           2,911,599               2,980,435                2,899,761
   Programs and forms                                    1,351,285               1,455,005                1,598,562
   Miscellaneous                                           571,816                 823,189                  611,467
                                                   ---------------         ---------------         ----------------

        Total Operating Revenues                        41,747,390              41,794,601               36,785,091
                                                   ---------------         ---------------         ----------------

RACING EXPENSES
   Purses                                               15,845,408              15,666,248               13,339,805
   Salaries and related taxes and benefits               7,849,626               7,710,882                7,058,677
   Contracts and services                                2,935,048               2,353,119                2,197,555
   Depreciation                                          1,674,268               1,763,051                1,847,867
   Host track fees                                       3,127,364               3,168,059                2,785,281
   Program paper, forms and other supplies               1,675,699               1,649,714                1,774,943
   Utilities                                             1,047,287                 998,231                1,204,332
   Advertising and promotion                               558,584                 298,452                  650,101
   Advertising - related party                             627,188                 628,365                  502,000
   Cost of sales - concessions                             972,087                 866,532                  716,918
   Repairs and maintenance                                 834,909                 774,331                  733,474
   Rent                                                    566,219                 359,872                  326,973
   Miscellaneous                                           524,575                 685,385                  704,012
                                                   ---------------         ---------------         ----------------

        Total Racing Expenses                           38,238,262              37,190,875               33,841,938
                                                   ---------------         ---------------         ----------------


(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF OPERATIONS (CONTINUED)

                                                                             For the Years Ended October 31,
                                                              -------------------------------------------------------------
                                                                  2000                    1999                     1998
                                                              -------------           -------------           -------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and related taxes and benefits                    $   2,346,461           $   2,145,314           $   1,483,233
   Legal, audit and director fees                                   718,452               1,254,283               1,051,024
   Property taxes                                                   962,849                 965,661                 811,104
   Insurance                                                        704,799                 818,374                 827,775
   Office expenses                                                  299,959                 569,711                 408,938
   Contracts and services                                           121,357                 127,794                 179,880
   Miscellaneous                                                    560,096                 465,440                 605,545
                                                              -------------           -------------           -------------

        Total General and Administrative Expenses                 5,713,973               6,346,577               5,367,499
                                                              -------------           -------------           -------------

LOSS FROM OPERATIONS                                             (2,204,845)             (1,742,851)             (2,424,346)
                                                              -------------           -------------           -------------

OTHER INCOME (EXPENSE)
   Jazz and Heritage Festival income - net                        1,751,561               1,249,042               1,376,973
   Financing charge - related party                                      --                (988,789)                     --
   Interest expense                                                 (21,539)                (19,783)                (19,752)
   Interest income                                                  173,143                 158,545                 130,821
   Other                                                                 --                      --                 (24,767)
                                                              -------------           -------------           -------------

        Total Other Income                                        1,903,165                 399,015               1,463,275
                                                              -------------           -------------           -------------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                    (301,680)             (1,343,836)               (961,071)

BENEFIT FOR INCOME TAXES                                             (1,511)               (236,256)               (645,355)
                                                              -------------           -------------           -------------

LOSS BEFORE EXTRAORDINARY ITEM                                     (300,169)             (1,107,580)               (315,716)

EXTRAORDINARY ITEM - INSURANCE PROCEEDS AS A RESULT OF
DECEMBER 1993 FIRE (net of $98,750, $1,478,657 and
$3,683,924 of related income taxes in 2000, 1999,
and 1998, respectively)                                             395,002               2,517,713               6,272,628
                                                              -------------           -------------           -------------

NET INCOME                                                    $      94,833           $   1,410,133           $   5,956,912
                                                              =============           =============           =============

(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF OPERATIONS (CONTINUED)

                                                                      For the Years Ended October 31,
                                                              ---------------------------------------------
                                                                 2000              1999              1998
                                                              ---------         ---------         ---------

PER SHARE OF COMMON STOCK:

LOSS BEFORE EXTRAORDINARY ITEM                                $ (128.00)        $ (474.00)        $ (136.00)

   EXTRAORDINARY ITEM, NET OF INCOME TAXES                       168.00          1,076.00          2,678.00
                                                              ---------         ---------         ---------

   NET INCOME                                                 $   40.00         $  602.00         $2,542.00
                                                              =========         =========         =========



See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Years Ended October 31, 2000, 1999 and 1998

                                                                                         Unrealized
                                                                                          Loss On
                                                           Additional                    Securities                   Total
                                              Capital       Paid-In       Retained       Available    Treasury    Stockholders'
                                               Stock        Capital       Earnings       For Sale      Stock         Equity
                                            -----------   -----------   ------------   ------------  ---------    -------------
Balance, October 31, 1997                   $1,525,092    $1,936,702    $ 18,254,654     $(3,122)    $(35,525)    $ 21,677,801

   Net Income                                       --            --       5,956,912          --           --        5,956,912

   Change in unrealized loss
   on securities available
   for sale                                         --            --              --       3,122           --            3,122
                                            ----------    ----------    ------------     -------     --------     ------------

Balance, October 31, 1998                    1,525,092     1,936,702      24,211,566          --      (35,525)      27,637,835

   Net Income                                       --            --       1,410,133          --           --        1,410,133

   Special cash dividends ($200 per share)          --            --        (468,580)         --           --         (468,580)
                                            ----------    ----------    ------------     -------     --------     ------------

Balance, October 31, 1999                    1,525,092     1,936,702      25,153,119          --      (35,525)      28,579,388

   Net Income                                       --            --          94,833          --           --           94,833

Balance, October 31, 2000                   $1,525,092    $1,936,702    $ 25,247,952     $    --     $(35,525)    $ 28,674,221
                                            ==========    ==========    ============     =======     ========     ============

See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                               For the Years Ended October 31
                                                       -----------------------------------------------
                                                           2000              1999              1998
                                                       -----------       -----------       -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net income                                           $    94,833       $ 1,410,133       $ 5,956,912
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation                                         1,674,268         1,763,051         1,847,867
    Financing charge - related party                            --           988,789                --
    Gain on sale of property                                (1,049)               --                --
    Benefit for deferred
      income taxes                                        (372,299)         (407,805)         (301,326)
    Gain on sale of
      investment securities                                     --                --              (725)
    Gain from fire                                        (493,752)       (3,996,370)       (9,900,000)
  Change in assets and liabilities:
    (Increase) decrease in:
    Accounts receivable and
      mutuel settlements                                   402,623           (42,250)          168,820
    Accounts receivable - related party                    113,212           (27,541)         (594,405)
    Inventory                                              (21,000)           (6,799)          (23,054)
    Prepaid expenses                                      (154,266)          (30,843)          (84,155)
    Cash and cash equivalents -
      restricted                                            (5,403)           (7,447)        2,525,484
    Deposits and other assets                              (33,813)          229,643          (157,895)
    Increase (decrease) in:
    Accounts payable and
      accrued liabilities                                  364,863          (510,259)          736,220
    Deferred purses                                       (178,734)          174,010           505,646
    Deferred revenues                                       10,961             7,269           134,861
    Income taxes payable                                       150          (445,253)          329,185
                                                       -----------       -----------       -----------

    Total Adjustments                                    1,305,761        (2,284,264)       (4,219,072)
                                                       -----------       -----------       -----------

  Net cash provided by (used for)
    operating activities                                 1,400,594          (874,131)        1,737,840
                                                       -----------       -----------       -----------

(Continued)

                            FAIR GROUNDS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                               For the Years Ended October 31
                                                      -----------------------------------------------
                                                          2000              1999              1998
                                                      -----------       -----------       -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Capital expenditures                                $  (586,528)      $  (757,779)      $(3,478,477)
  Construction contract
    payable                                                    --           (58,732)       (1,097,994)
  Purchase of securities
    available for sale                                         --                --          (750,000)
  Proceeds from sale of
    securities available for sale                              --                --         1,346,725
  Proceeds from sale of property                            1,049                --            (1,111)
  Proceeds from fire
    litigation settlements                                493,752         3,996,370         9,900,000
                                                      -----------       -----------       -----------

  Net cash provided by (used for)
    investing activities                                  (91,727)        3,179,859         5,919,143
                                                      -----------       -----------       -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Special Cash dividends paid                                  --          (468,580)               --
  Payment of financing charge - related party                  --          (988,789)               --
  Proceeds from short-term
    borrowings                                            420,604         1,320,052         2,272,253
  Principal repayments
    of short-term borrowings                             (340,192)       (1,257,333)       (7,544,262)
                                                      -----------       -----------       -----------

  Net cash provided by (used for)
    financing activities                                   80,412        (1,394,650)       (5,272,009)
                                                      -----------       -----------       -----------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                      1,389,279           911,078         2,384,974

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                  8,488,808         7,577,730         5,192,756
                                                      -----------       -----------       -----------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                      $ 9,878,087       $ 8,488,808       $ 7,577,730
                                                      ===========       ===========       ===========

See accompanying notes to financial statements.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 2000, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company conducts a live winter/spring race meet for thoroughbred horses and participates in inter-track wagering as a host track and as a receiving track. In addition, the Company currently operates five off-track betting facilities located in Southeast Louisiana, as well as a tele-track facility located at the Fair Grounds Race Course. Most of the Company's revenues and receivables are dependent on patrons of horse racing and other horse racing facilities and tele-tracks. This results in a concentration of risk and could be affected by regulations or economic conditions that impact the gaming industry.

Basis of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, F. G. Staffing Services, Inc. All inter-company balances and transactions have been eliminated in consolidation.

Uninsured Cash Deposits

As of October 31, 2000 and 1999, the Company had deposits in various financial institutions in the aggregate of $10,263,924 and $8,622,684, respectively. In fiscal year 2000, $327,461 was FDIC insured and $9,483,301 was invested in U.S. Government Securities which are guaranteed by the Federal Government, but are not FDIC insured. The remaining deposits exceeded insured limits as of October 31, 2000 and 1999 by $453,157 and $429,267, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Cash and Cash Equivalents - Restricted

As of October 31, 2000 and 1999, restricted cash totaled $131,068 and $125,665, respectively. The restricted cash is a security deposit for the Company's worker's compensation program.

Inventory

Inventory consists primarily of food and beverage items and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is provided by the straight-line method. The estimated useful lives of the buildings range from 20 to 40 years. Lives of other depreciable assets range from approximately 3 to 20 years. For financial reporting purposes,

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 2000, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset.

Advertising

Advertising costs are charged to operations when incurred.

Accounts Receivable

The Company has recorded accounts receivable from pari-mutuel wagering, video poker and other activities. The majority of these receivables is settled at least monthly and are considered fully collectable. Therefore, management does not consider an allowance for doubtful accounts to be necessary.

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

Income Taxes

The Company records income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 2000, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. The most significant deferred taxes of the Company relates to the deferred tax gain as a result of the December 1993 fire as further discussed in Note 5.

Deferred Purses

Deferred purses include those amounts required by Louisiana law to be withheld from commissions, video poker revenues, or out-of-state host fees earned by a racing licensee and paid as purse supplements during the licensee's succeeding live racing meet.

Net Income Per Share

Net income per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Per share amounts were determined using 2,342.9 common shares outstanding.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Reclassification

Certain prior year accounts have been reclassified to conform to the current year presentation. This reclassification has no effect on the net income for the years ended October 31, 1999 and 1998.

Reverse Stock Split

On December 15, 2000, the Company effected a 1 for 200 reverse stock split. All share and per share data have been adjusted to reflect the reverse stock split for all periods reported. Fractional shares resulting from the reverse stock split are not reflected as being cashed out until after December 15, 2000.

Restatement of 1998 Financial Statements

The financial statements for the year ended October 31, 1998 have been restated to correct for an error in the calculation of deferred income taxes. The Company's Statement of Operations for the fiscal year ended October 31, 1998 erroneously reflected a benefit for income taxes of $3,364,232 and net income for fiscal 1998 of $8,973,671. The benefit for income taxes was primarily related to the insurance and litigation recoveries arising out of a fire at the Company's race track in 1993 and the reinvestment of those recoveries in the Company's new facilities. Had this error not occurred, 1998 net income would have been reduced by $3,016,759 ($1,276 per share), to $5,956,912 ($2,542 per share). Stockholders' equity at October 31, 1998 would have been $27,637,835 as compared to the previously reported amount of $30,654,594. The Company's financial statements as of October 31, 1998 have been restated to reflect this adjustment.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 2000, 1999 and 1998

NOTE 2 - STATEMENTS OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

Cash was paid during the following fiscal years for:

                                    2000             1999               1998
                                -----------       -----------       -----------
Interest                        $    21,539       $    19,783       $    19,752
                                ===========       ===========       ===========

Income taxes                    $   510,000       $ 1,298,000       $ 3,154,626
                                ===========       ===========       ===========

There were no noncash investing or financing activities for fiscal years ended October 31, 2000, 1999, and 1998.

NOTE 3 - NOTES PAYABLE

                                                                                   October 31
                                                                          ---------------------------
                                                                            2000               1999
                                                                          --------           --------
Imperial Premium Finance, Inc.
Installment note - insurance
premium financing; interest at 6.75%,
final installment due April 2000                                                --             69,130

INAC Corp; Installment note -
insurance premium financing; interest at 7.25%,
final installment
due February 2001                                                          167,053             40,483

INAC Corp.; Installment note -
insurance premium financing;
interest at 7.80%, final installment
due May 2001                                                                22,972                 --
                                                                          --------           --------

                                                                          $190,025           $109,613
                                                                          ========           ========

In November 1999, the Company entered into a working capital line of credit agreement with First Bank and Trust for an initial term of one year. The term of the loan agreement has been extended to November 22, 2001. The line of credit is for $2.5 million with interest on amounts outstanding at Citibank N.A.'s prime rate less 0.5% per annum or LIBOR plus 2% from time to time in effect, as selected by the Company. No amounts had been drawn down on the line of credit as of October 31, 2000.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 2000, 1999 and 1998

NOTE 4 - INCOME TAXES

The components of the income tax provision (benefit) are as follows:

                                            October 31
                           ---------------------------------------------
                              2000             1999              1998
                           ---------       -----------       -----------
Current:
     Federal               $ 408,782       $ 1,278,244       $ 3,188,238
     State                    65,082           200,413           495,686
                           ---------       -----------       -----------
          Total              473,864         1,478,657         3,683,924
Deferred                    (372,298)         (236,256)         (645,355)
                           ---------       -----------       -----------

          Total            $ 101,566       $ 1,242,401       $ 3,038,569
                           =========       ===========       ===========

Approximately $99,000, $1.5 million and $3.7 million of the deferred income tax provision is reported net of the extraordinary item - gain on fire on the Statement of Operations for the years ended October 31, 2000, 1999 and 1998, respectively.

For the fiscal years ended October 31, 2000 and 1999, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are presented below. There was no activity in the valuation allowance in fiscal years 2000 and 1999.

                                                                           October 31
                                                                 -----------------------------
                                                                     2000              1999
                                                                 -----------       -----------
Current deferred tax assets:
General liability insurance contingency accrual                  $   103,600       $   103,600
                                                                 -----------       -----------

Total current deferred tax assets                                $   103,600       $   103,600
                                                                 ===========       ===========


Non-current deferred tax assets:
Tax accumulated depreciation in excess of book                   $(1,478,290)      $(1,850,589)
                                                                 -----------       -----------

Total non-current deferred tax assets                             (1,478,290)       (1,850,589)

Non-current deferred tax liabilities:
Deferred tax on gain from fire                                    (7,802,230)       (7,802,230)
                                                                 -----------       -----------
Net non-current deferred tax liabilities                         $(9,280,520)      $(9,652,819)
                                                                 ===========       ===========

A reconciliation of the provision (benefit) for taxes on income at the Company's federal statutory income tax rate to the tax provision (benefit) for financial reporting purposes for fiscal years ending October 31, 2000, 1999 and 1998 is as follows:

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 2000, 1999 and 1998

NOTE 4 - INCOME TAXES (CONTINUED)

                                                                               October 31
                                                            -----------------------------------------------
                                                               2000              1999                1998
                                                            ---------         ----------         ----------
Expected tax provision                                      $  53,152         $  901,862         $3,058,464
State income taxes                                              7,608            200,413            495,686
Additional tax basis attributable to gain                           -                  -           (347,473)
Other                                                          40,806            140,126           (168,108)
                                                            ---------         ----------         ----------
Actual tax provision                                        $ 101,566         $1,242,401         $3,038,569
                                                            =========         ==========         ==========

As of October 31, 2000, the Company has recorded a non-current deferred tax liability totaling $9,280,520 as a result of the deferred gain on the fire for income tax purposes. The Company has reinvested all fire insurance and litigation proceeds into its new facilities within the allowable replacement period, therefore deferring the gain on the involuntary conversion. As a result, the Company has a difference between the book and tax bases of such facilities. This taxable difference will reverse with the scheduled depreciation of such assets over its remaining tax life.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company has been a party to a number of legal proceedings which arose as a result of the December 1993 fire that destroyed the Company's main clubhouse and grandstand building or in connection with the Company's efforts to collect insurance proceeds after the fire. The following is a brief description of fire-related proceedings and other litigation during the fiscal year ended October 31, 2000:

Fire Related Litigation

The following is a brief description of the Traveler's Litigation that arose as a result of the December 1993 fire and in connection with the Company's efforts to collect insurance proceeds after the fire and that was concluded during the first nine months of fiscal 2000: On May 14, 1994, the Company filed an action in the 24th Judicial Court in the State of Louisiana against Travelers Indemnity Company of Illinois ("Travelers") and others. The Company contended that the insurance policy provided by Travelers provided the Company with blanket coverage in the amount of $24.2 million in excess of the $10 million of underlying coverage, and, accordingly, that Travelers was liable for the difference between $24.2 million and the amount previously paid by Travelers (approximately $9.5 million), plus statutory penalties of 10% of the amount not paid, interest, attorney's fees and costs. The Company further contended that the insurance agent and the insurance broker who arranged for the insurance were liable to the Company for any damages sustained including any damages sustained because the amount of coverage was less than that claimed by the Company. Travelers' position was that its liability under such policy was limited to the amount which it had previously paid. In November 1996, the Company entered into a joint settlement with the insurance agent and broker, whereby the Company received a total of $10 million from those parties. The settlement agreement included a "Mary Carter" provision whereby the insurance agent and broker became entitled to share in certain recoveries that the Company might eventually obtain on its remaining claims against Travelers. The litigation against Traveler's was concluded in January 2000 and the Company was awarded an additional $327,147 in attorneys fees, and penalties and interest, which was paid by Traveler's. Under the Mary Carter provision, the Company was entitled to retain the full amount of such payment. This recovery of $206,103 (net of

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 2000, 1999 and 1998

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

$121,044 of income taxes) is shown as an extraordinary item on the Company's Statement of Operations for the year ended October 31, 2000.

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

A suit was filed in 1996 by the Louisiana Horsemen's Benevolent and Protective Association ("LHBPA"), an association of horsemen organized to promote the dissemination of information on issues critical to horsemen and the exchange of ideas and information, against the Company, the State of Louisiana, and all other pari-mutuel wagering facilities operating in Louisiana. The LHBPA is seeking a larger portion of video poker proceeds on the grounds that the State of Louisiana and the horse racing tracks in Louisiana have misinterpreted a Louisiana statute specifying the amount of revenues from video poker machines at pari-mutuel waging facilities that are to be used as purse supplements. A motion for summary judgment seeking dismissal of this action was filed in April 1999 and is pending before the court. On August 8, 2000, the court denied a motion for summary judgment filed by another pari-mutuel wagering facility. In the process of denying that motion, the court indicated that it appeared that the pari-mutuel wagering facilities were improperly deducting tax payments in calculating the amount of revenues to be used in determining purse supplements. Notwithstanding such indication by the court, management believes that the Company is in compliance with the Louisiana statute and the guidelines established by the Louisiana State Police Gaming Division, which regulates compliance with the State of Louisiana video poker law, and that the Company has sufficient defenses to all claims. However, there is no assurance that the Company will successfully defend the LHBPA's claims. Because the amount in question could be substantial, the failure by

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 2000, 1999 and 1998

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

the Company to prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

In November 2000 a civil action was filed in the Civil District Court for the Parish of Orleans, Louisiana by the owner of the facility that the Company leased for its Bourbon Street tele-track facility seeking damages for failure of the Company to restore the premises to its original condition on termination of the lease. Although the case has just recently been filed and discovery has not been completed, the Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend its position in the action. There is no assurance, however, that the case will not be decided adversely to the Company.

The Company also has an accrued liability of $280,000 for contingent liabilities related to certain claims outstanding as of October 31, 2000. This amount has been reported as "Other Current Liability" in the October 31, 2000 Balance Sheet.

Except as described above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

NOTE 6 - RELATED PARTY TRANSACTIONS

In April 1996, Bryan G. Krantz purchased 1,698.02 shares of the Company's stock from a Trust which had previously acquired the shares from Marie G. Krantz. A promissory note was executed by Bryan G. Krantz in favor of the Trust for $9,984,358 with interest at 5.76% per year. The note is due in April 2005 and cannot be prepaid. The note is secured by a Stock Pledge Agreement in favor of the Trust executed by Bryan G. Krantz and Marie G. Krantz, in her capacity as Voting Trustee of a Voting Trust which at the time of such purchase, and throughout the period referred to herein, held such shares. In April 1998, Bryan
G. Krantz transferred said 1,698.02 shares of the Company's common stock to Finish Line Management Corporation ("Finish Line"), together with all of his interest in the Voting Trust and the voting trust certificate issued by Marie G. Krantz, as Voting Trustee, representing a beneficial interest in 1,698.02 shares of the Company's common stock. Finish Line assumed Bryan G. Krantz's indebtedness to the Trust and agreed to be bound by the Stock Pledge Agreement. Bryan G. Krantz owns 100% of the capital stock of Finish Line, having acquired from Marie G. Krantz, as Voting Trustee, in March 1998 the 66.6% of the outstanding capital stock of Finish Line not theretofore owned by him. Accordingly, the transfer of the 1,698.02 shares of common stock from Bryan G. Krantz to Finish Line did not constitute a change in beneficial ownership of said 1,698.02 shares.

Marie G. Krantz, Chairman of the Board of Directors and Treasurer of the Company, has voting control, as Voting Trustee, over the 1,698.02 shares of common stock of the Company (72.27% of the outstanding common stock of the Company) owned by Finish Line.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 2000, 1999 and 1998

NOTE 6 - RELATED PARTY TRANSACTIONS  (CONTINUED)

In August 1992, the Company entered into a Management Agreement with Finish Line to operate five tele-track facilities previously operated by Jefferson Downs Corporation ("Jefferson Downs"), all of the capital stock of which is owned by Marie G. Krantz and Bryan G. Krantz, for a period of ten years, commencing November 1, 1992, with the option granted to Finish Line to extend the term of the Management Agreement for two additional five year periods. The Management Agreement provides that Finish Line is to have the exclusive responsibility for the direction, supervision, management and operation of such facilities, is to collect all monies from such operation and is to pay all expenses in connection therewith. The Company receives a monthly payment of 0.1% of the gross pari-mutuel handle at such facilities plus purse supplements, and Finish Line receives monthly compensation equal to the difference between the gross receipts collected at such facilities less all expenses (including the payment to the Company described herein) paid by Finish Line. In addition, Finish Line is to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company. During the fiscal years ended October 31, 2000, 1999 and 1998, the Company received $68,021, $87,530, and
$90,668, respectively, from Finish Line in accordance with the Management Agreement. Accounts receivable from Finish Line were $661,033 and $774,245 at October 31, 2000 and 1999, respectively.

The following table reflects the host track fees and purse supplement receipts from Finish Line for the fiscal years ended October 31, 2000, 1999, and 1998.

                                     Received by the Company and Paid
                               by Finish Line for the Years Ended October 31
                               ---------------------------------------------
                                  2000             1999               1998
                               ----------       ----------        ----------
Host track fees                $  281,601       $  305,591        $  297,035
                               ==========       ==========        ==========

Purse supplement receipts      $5,139,992       $4,986,874        $4,788,281
                               ==========       ==========        ==========

Marie G. Krantz and Bryan G. Krantz each own 50% of the capital stock of Continental Advertising, Inc. ("Continental"). During the fiscal years ended October 31, 2000, 1999 and 1998, the Company made payments to Continental of $627,188, $628,365, and $502,000, respectively, to reimburse Continental for advertising expenses paid by it. Continental does not generate any net income and the Krantz's do not receive any form of compensation from it. As of October 31, 2000 and 1999, the Company was due amounts included in accounts receivable of $13,894 and $13,894 from Continental, respectively.

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

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 2000, 1999 and 1998

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

collected daily from each device during each month, after the payment of prizes, taxes and fees. One-half of the net revenues from such devices, after deduction of certain amounts, are required by state statute to be paid as purse supplements during the live racing meet. In addition, this agreement entitles the Company and Finish Line to share in a $270,000 annual promotional fee paid by VSI. In each of fiscal years 2000, 1999 and 1998, upon agreement of the Company and Finish Line, the Company received the total promotional fee of $270,000. Of this amount, $135,000 was set aside each year as purse supplements to be paid during the upcoming racing season.

The video poker draw devices which have been installed and are to be installed by VSI remain the property of VSI. As of October 31, 2000, 1999 and 1998, there were a total of 335, and 337, 315 devices, respectively, in operation at all of the Company's facilities. In addition, there were a total of 335, and 345, 414 devices in operation at the Finish Line facilities as of October 31, 2000, 1999 and 1998, respectively.

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

NOTE 7 - LEASES

The Company has various operating leases for the use of buildings and parking facilities to operate off-track betting facilities in Louisiana. The location, lease terms, and monthly payments are as follows:

                                                                                    Monthly
            Location                                Lease Term                      Payment
---------------------------------    ---------------------------------------        -------
 St. Bernard Parish, Louisiana       February 1, 1999 to January 31, 2004           $ 9,325
---------------------------------    ---------------------------------------        -------
 LaPlace, Louisiana                  November 16, 1999 to November 15,
                                     2000                                           $ 4,420
---------------------------------    ---------------------------------------        -------
East Jefferson Parish, Louisiana     January 1, 2000 to December 31, 2001
                                     January 1, 2001 to December 31, 2002           $10,000

                                                                                    $13,125
---------------------------------    ---------------------------------------        -------
 Thibodeaux, Louisiana               October 1, 2000 to September 30, 2001
                                                                                    $ 2,400
---------------------------------    ---------------------------------------        -------
 Metairie, Louisiana                 February 1, 1999 to January 31, 2001           $ 9,500

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 2000, 1999 and 1998

NOTE 7 - LEASES (CONTINUED)

The tele-tracks formerly licensed to Jefferson Downs and now licensed to the Company are also leased; however, as described herein, Finish Line has agreed to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company.

Future obligations over the primary lease terms, not including renewal periods, of the Company's long-term leases as of October 31, 2000 are as follows:

                        Year Ending
                        October 31
                        -----------
                          2001                          $       403,800
                          2002                                  151,400
                          2003                                  111,900
                          2004                                   27,975
                                                        ---------------
                          Total                         $       695,075
                                                        ===============

The Company is party to an agreement with Autotote Limited to provide wagering services, including computer and all related services to carry out the totalisator function for the Company, until November 20, 2002. The Company pays Autotote Limited 0.0039% of the total on-track pari-mutuel handle, plus fixed equipment rental fees for certain equipment provided by Autotote. The minimum to be paid to Autotote Limited for each year of the agreement is $200,000. No estimates of future obligations under this agreement have been included in the above table. For the fiscal years ended October 31, 2000, 1999, and 1998, the Company incurred $200,000 in minimum rental fees and $729,900, $695,670 and $647,187, respectively, in equipment and contingent rental fees in connection with its agreement with Autotote Limited. Such rental fees were recorded as racing expenses - contracts and services.

NOTE 8 - STOCK OPTIONS

The Company has a stock option plan whereby all incentive stock options granted under the Plan are intended to qualify as incentive stock options under Section 422(b) of the Internal Revenue Code. Under the Plan, the option price per share must be at least equal to 100% of the fair market value per share of the common shares of the Company on the date of the grant. An aggregate of 100 common shares has been reserved for issue and may be granted up to February 28, 2001. No options were granted or exercised during fiscal years ended October 31, 2000, 1999 and 1998. No options were outstanding at October 31, 2000.

NOTE 9 - DEFINED CONTRIBUTION PLAN

The Company's 401(k) Plan is a defined contribution plan covering all full-time employees that have at least one year of service and are age twenty-one or older.

Plan participants may contribute to the Plan, and the Company may make matching contributions subject to the provisions of the Employees Retirement Income Security Act.

                            FAIR GROUNDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               For the Years Ended October 31, 2000, 1999 and 1998

NOTE 9 - DEFINED CONTRIBUTION PLAN (CONTINUED)

The Company did not make any matching contributions to the Plan during the years ended October 31, 2000, 1999, and 1998.

NOTE 10 - SUBSEQUENT EVENTS

LaPlace Land Acquisition

In November 2000, the Company acquired land located in St. John the Baptist Parish on which to construct a new location for the LaPlace, Louisiana tele-track.

In January 2001, the Company's LaPlace tele-track lease was not renewed and the tele-track was moved into a temporary structure located on the newly acquired property. A temporary facility will be used until a permanent building can be constructed on the property. The temporary structure is being leased for approximately $9,000 a month over a twelve month lease term.

Reverse Stock Split

On November 28, 2000, the Company's shareholders approved a proposal to amend the Company's Articles of Incorporation to effect a reverse stock split of the Company's common shares. The amendment to the Articles of Incorporation became effective on December 15, 2000, and the reverse stock split was effected at a ratio of one new share for each 200 shares outstanding as of the December 15, 2000. As a result of the reverse stock split, the Company has fewer than 300 shareholders of record, and the Company has filed a Certification and Notice of Termination of Registration to deregister its common shares under the Securities Exchange Act of 1934. The deregistration of the Company's common shares will become effective March 29, 2001.

The amendment to the Company's Articles of Incorporation provides that no fractional shares will be issued in connection with the reverse stock split, and that, in lieu thereof, the Company will pay to each shareholder of record on the effective date of the reverse stock split an amount in cash equal to $40.00 for each share held of record by such person immediately prior to the effectiveness of the reverse stock split that is not combined with other common shares held by such person to form one new common share of the Company. The Board estimates that the total cost to be incurred by the Company in connection with the reverse stock split for payment of cash in lieu of issuing fractional shares, including transactional expenses of approximately $190,000, will be approximately $1,265,000. The Company is financing the transaction from working capital and, if necessary, the Company's outstanding line of credit with First Bank and Trust.

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

                                                                                                           DIRECTOR
                                                                                        AGE                 SINCE
                                                                                        ---                --------
WILLIAM K. CALDWELL, JR.                                                                48                   2000
Director of Golf, Chateau Golf & Country Club,
New Orleans, Louisiana.

RICHARD KATCHER                                                                         82                   1994
Retired; attorney with Baker and Hostetler, Cleveland, Ohio until 1995.

BRYAN G. KRANTZ                                                                         40                   1990
President and General Manager of the Company;
President of Finish Line Management Corporation,
which operates certain off-track betting facilities in Louisiana.

MARIE G. KRANTZ                                                                         65                   1990
Chairman of the Board of Directors and Treasurer of the Company;
Secretary-Treasurer of Finish Line Management Corporation.

RONALD J. MAESTRI                                                                       59                   1991
Director of Special Events, New Orleans Sports Foundation since March 2000;
Director of Athletics, University of New Orleans prior to March 2000.

CHARMAINE R. MOREL                                                                      66                   1987
Secretary of Victory Financial Group, Inc.
since 2000; Administrative Assistant, MOTA L.L.C., Metairie Louisiana, which operates Artiesia Restaurant, from 1998 to 2000; Administrative Assistant,
Fennelly & Bayley, Inc., d/b/a Mike's on the Avenue, a restaurant in New
Orleans, prior to 2000; Secretary/Treasurer of Victory Management Group, a
company providing management services, from 1993 to 1995.

LANGDON H. STONE                                                                        55                   2000
President, Stone Insurance, Inc.,
New Orleans, Louisiana

WAYNE E. THOMAS                                                                         53                   1996
Self-employed insurance agent.

         The information relating to executive officers of the Company is set forth on page 12 of the Company's Annual Report on Form 10-K.

Section 16(a)  Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and holders of more than 10% of the common shares of the Company to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of common shares of the Company. Based upon a review of these filings and written representations from the applicable reporting persons, the Company believes that its directors and executive officers complied with all applicable Section 16(a) filing requirements during the fiscal year ended October 31, 2000, except that a Form 5 was not timely filed by Bryan G. Krantz to report two transactions.

ITEM 11.          EXECUTIVE COMPENSATION.

         The following table sets forth certain information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended October 31, 20000, October 31, 1999 and October 31, 1998 of the chief executive officer of the Company and of each other executive officer of the Company whose salary and bonus for the fiscal year ended October 31, 2000 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation
    Name and                          -----------------------       All Other
Principal Position         Year        Salary          Bonus      Compensation
------------------         ----       --------       --------     ------------
BRYAN G. KRANTZ            2000       $458,333       $455,000     $  3,600(1)
President and              1999        400,000        400,000        3,600
General Manager            1998        296,955              0        3,600

MARIE G. KRANTZ            2000       $250,000       $300,000     $  3,600(1)
Chairman of the            1999        241,666        250,000      992,389
Board and Treasurer        1998        163,622              0        3,600

(1)      Annual retainer paid to each director of the Company.

DIRECTOR COMPENSATION

         The Company pays each director (including directors who are employees of the Company) a retainer of $3,600 annually, payable quarterly.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of common shares of the Company, as of January 25, 2001, of
(i) each person who, to the knowledge of the Company, owns beneficially more than 5% of the outstanding common shares of the Company, (ii) each director,
(iii) each executive officer of the Company listed in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group. The information set forth in the following table is based upon statements filed by such persons with the Commission and information otherwise available to the Company. Unless otherwise indicated, each person has sole voting and investment power of the common shares of the Company beneficially owned by him or her.

                                            AMOUNT AND NATURE           PERCENTAGE
                                              OF BENEFICIAL                 OF
BENEFICIAL OWNER                                 OWNERSHIP               CLASS(A)
----------------                            -----------------           ----------
William K. Caldwell, Jr.                            2                         *
Richard Katcher                                     2                         *
Bryan G. Krantz                                 1,706 (b)(d)              77.76%
Marie G. Krantz                                 1,703 (c)(d)              77.62%
Ronald J. Maestri                                   2                         *
Charmaine R. Morel                                  2                         *
Langdon H. Stone                                    2                         *
Wayne E. Thomas                                     2                         *
All Directors and Executive
Officers as a Group                             1,715(e)                  78.17%

*        Less than 1% of Class.

(a) The percentage of class beneficially owned has been computed on the basis of 2,194 common shares outstanding on January 25, 2001.

(b) Bryan G. Krantz is the beneficial owner of the following common shares of the Company: 1,700 common shares held by Marie G. Krantz as Voting Trustee under the Voting Trust Agreement described below, constituting 77.48% of the common shares outstanding and 6 common shares held jointly by him and his wife, constituting less than 1% of the common shares outstanding. Finish Line Management Corporation ("Finish Line"), all the outstanding capital stock of which is beneficially owned by Mr. Krantz, holds the Voting Trust certificate respecting 1,698 common shares in the Voting Trust, and Mr. Krantz holds the Voting Trust certificate respecting 2 common shares in the Voting Trust. Mr. Krantz, as a director, executive officer and the beneficial owner of all of the outstanding capital stock of Finish Line, may be deemed to share with Ms. Krantz the power to dispose or direct the disposition of 1,698 common shares held by Ms. Krantz as Voting Trustee, the Voting Trust certificate with respect to which is held by Finish Line. In addition, Mr. Krantz has the sole power to dispose or direct the disposition of 2 common shares held by Ms. Krantz as Voting Trustee, the Voting Trust certificate with respect to which is held by him and shares with his wife the power to vote or direct the vote and to dispose or direct the disposition of the 6 common shares held jointly with her. Mr. Krantz's address is 1751 Gentilly Boulevard, New Orleans, Louisiana 70119.

(c) Marie G. Krantz is the beneficial owner of 3 common shares of the Company held directly by her, constituting less than 1% of the common shares outstanding, and she may be deemed to be the beneficial owner of the 1,700 common shares held by her as Voting Trustee under the Voting Trust Agreement described below, constituting 77.48% of the common shares outstanding. In her capacity as Voting Trustee, Ms. Krantz has the sole power to vote or direct the vote of the 1,700 common shares held by her as Voting Trustee, and, as a director and executive officer of Finish Line, she may be deemed to share with Bryan G. Krantz the power to dispose or direct the disposition of 1,698 common shares held by her as Voting Trustee, the Voting Trust certificate with respect to which is held by Finish Line. She also has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the 3 common shares held by her directly. The Voting Trust Agreement, pursuant to which Mr. Krantz and Richard Katcher, as Trustee of the Masoni Trust, are grantors and Ms. Krantz is Voting Trustee, provides that title to the 1,700 common shares is vested in Ms. Krantz as Voting Trustee during the term of the Voting Trust and that in such capacity she may exercise all rights of a holder of common shares of the Company, including the right to vote such common shares; however, the common shares which are subject to the Voting Trust Agreement may not be transferred, sold, assigned or otherwise disposed of by Ms. Krantz during the term of the Voting Trust, other than in connection with any corporate event or action which affects common shares other than the common shares subject to the Voting Trust Agreement. The Voting Trust Agreement, which was entered into in 1993, is for an initial term of 15 years, is irrevocable during its term, and is to survive the death of the grantors thereunder. It may be extended for an additional ten years at the written request of such grantors. The 1,698 common shares as to which Mr. Krantz and Ms. Krantz may be deemed to share the power to dispose or direct the disposition and which are held by the Voting Trust are pledged, along with the Voting Trust certificate issued by the Voting Trust with respect to said 1,698 common shares, to Richard Katcher, as Trustee of the Masoni Trust, as security for the payment of a promissory note made and delivered by Mr. Krantz in April 1996, and later assumed by Finish Line. A default in the payment of said note could result in the Masoni Trust acquiring control of the Company. Ms. Krantz's address is 1751 Gentilly Boulevard, New Orleans, Louisiana 70119.

(d) Bryan G. Krantz and Marie G. Krantz, who together are the beneficial owners of an aggregate of 1,709 common shares, constituting approximately 77.89% of the common shares outstanding, have reported to the Commission that they constitute a "group" within the meaning of section 13(d)(3) of the Exchange Act. By virtue of their beneficial ownership of common shares of the Company and the matters set forth in filings made by them under Section 13(d) of the Exchange Act, Ms. Krantz and Mr. Krantz may be deemed to be controlling persons of the Company.

(e) See notes (b) - (d) above. The number of common shares shown as beneficially owned includes any directors qualifying shares held by each director and nominee for election as a director.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In 1992, the Company entered into a Management Agreement (the "Management Agreement") with Finish Line Management Corporation ("Finish Line"). The Management Agreement provides that Finish Line is to operate the Company's tele-track facilities in Terrebonne, St. Tammany and Jefferson Parishes, Louisiana, which were formerly owned by Jefferson Downs, for a period of ten years, commencing November 1, 1992, with the option granted to Finish Line to extend the term of the Management Agreement for two additional five-year periods. The Management Agreement provides that Finish Line is to have the exclusive responsibility for the direction, supervision, management and operation of such facilities, is to collect all monies from such operation and is to pay all expenses in connection therewith. Pursuant to the Management Agreement, the Company receives 0.1% of the gross pari-mutuel handle at such facilities, and Finish Line receives monthly compensation equal to the difference between the gross receipts collected at such facilities less all expenses (including the payment to the Company described above) paid by Finish Line. In addition, Finish Line is to indemnify the Company for, among other things, all obligations under the leases assigned by Jefferson Downs to the Company. During the fiscal year ended October 31, 2000, Finish Line paid the Company $68,021 under the Management Agreement, host track fees of $281,601 and purse supplements of $5,139,992. As of October 31, 2000, the Company had accounts receivable from Finish Line in the aggregate amount of $661,033. The Company has received, and expects to continue receiving, payments pursuant to the Agreement during the current fiscal year.

         The Company, Jefferson Downs and Finish Line are parties to an agreement with Video Services, Inc. ("VSI") whereby VSI has the exclusive right and license to install, maintain and operate video draw poker devices at the Fair Grounds Race Course and at the tele-tracks operated by the Company and Finish Line. The initial term of the Agreement, which was entered into in 1992, was five years, with an option by VSI to extend the term for an additional five years, which option has been exercised. Pursuant to such agreement, the Company receives a percentage of the revenues from the operation of the devices installed at the Company's facilities. Such percentage is calculated on the basis of the average amount collected daily from each device during each month, after the payment of prizes, taxes and fees. The devices installed by VSI pursuant to such agreement remain the property of VSI. As of October 31, 2000, there were a total of 335 devices in operation at all of the Company's facilities (excluding the tele-tracks operated for the Company by Finish Line) and 335 devices in operation at facilities managed by Finish Line, including the facilities formerly owned by Jefferson Downs. In fiscal 2000, the Company received gross video poker revenue of $2,911,599, including amounts to be paid as purse supplements totaling $1,241,047. In addition, such agreement provides that the Company, Jefferson Downs and Finish Line are entitled to receive an annual promotional allowance from VSI in the aggregate amount of $270,000, which for the fiscal year ended October 31, 2000 was paid in full to the Company, with one-half of said amount set aside for purse supplements. The agreement also provides for advances annually from VSI against future revenues of up to $1 million in the aggregate to the Company, Jefferson Downs and Finish Line. The Company received all of such advance during the year ended October 31, 2000 and has also received such an advance during the current fiscal year. The Company anticipates that it will continue to receive revenues pursuant to the agreement with VSI for the remaining term of that agreement.

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

         Ms. Krantz and Mr. Krantz each own 50% of the outstanding common stock of Continental Advertising, Inc. ("Continental"), an advertising agency which provided advertising services to the Company during the last fiscal year and is continuing to provide advertising services to the Company during the current fiscal year. During the 2000 fiscal year, the Company made payments to Continental of $627,188 to reimburse it for Company advertising expenses paid by it. As of October 31, 2000, the Company was due $13,894 from Continental. No commission or any other form of compensation is paid to the Krantzes for advertising services rendered to the Company by Continental. The Board of Directors believes that the terms of such arrangement are no less favorable to the Company than terms that would be available from unrelated third parties for comparable transactions.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON  FORM 8-K

(a)(1)   The following audited financial statements are included in Part II,
         Item 8:

Financial Statements                                                                                             Page
--------------------
                          Report of Independent Certified Public Accountants                                     20

                          Balance Sheets at October 31, 2000 and 1999                                            21

                          Statements of Operations for the Three Years                                           23
                          Ended October 31, 2000

                          Statements of Changes in Stockholder's                                                 27
                          Equity for the Three Years Ended
                          October 31, 2000

                          Statements of Cash Flows for the Three                                                 28
                          Years Ended October 31, 2000

                          Notes to Financial Statements                                                          30

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

3.2                       Amendments to the Articles of Incorporation of Fair Grounds Corporation
                          filed with the Louisiana Secretary of State December 15, 2000.

3.3                                                                                                               *
                          Amended and Restated By-Laws of Fair Grounds Corporation (incorporated herein by reference to Exhibit (3)(b) to the Form 10-K of the Company for the fiscal year ended October 31, 1990).

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

                                            FAIR GROUNDS CORPORATION




                                            By: /s/ Bryan G. Krantz
                                               ---------------------------------
                                               Bryan G. Krantz, President

Date: January 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                                   Capacity                        Date
---------------------------         -------------------------        -----------------
PRINCIPAL EXECUTIVE OFFICER:


/s/ Bryan G. Krantz
-------------------
Bryan G. Krantz                     President                         January 29, 2001


PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:



/s/ Gordon M. Robertson
-----------------------
Gordon M. Robertson,                Chief Financial Officer          January 29, 2001

DIRECTORS:

/s/ Richard Katcher
-------------------------------
Richard Katcher                     Director                         January 29, 2001

/s/ Marie G. Krantz
------------------------------
Marie G. Krantz                     Director and Chairman
                                    of the Board                     January 29, 2001

/s/ Bryan G. Krantz
------------------------------
Bryan G. Krantz                     Director and President           January 29, 2001

/s/ Ronald J. Maestri
------------------------------
Ronald J. Maestri                   Director                         January 29, 2001

/s/ Charmaine R. Morel
------------------------------
Charmaine R. Morel                  Director                         January 29, 2001

/s/ Wayne E. Thomas
------------------------------
Wayne E. Thomas                     Director                         January 29, 2001